Form 10-Q
period 2012-09-30
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2012-11-19
CIK 1550536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

      .

Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54732

(Commission file number)

PRIVILEGED WORLD TRAVEL CLUB, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5312769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Blackfield Drive Tiburon, California	94920
(Address of principal executive offices)	(Zip Code)

(415) 888-2478
(Registrant’s telephone number, including area code)

APEX 4 Inc.
4115 Blackhawk Plaza Circle, Suite 100
Danville, California 94506
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       .   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer         .

Smaller reporting company   X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .  No   X .

On November 19, 2012, 18,451,125 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.

Controls and Procedures

15

Part II.

OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.

Exhibits

17

SIGNATURES

18

PRIVILEGED WORLD TRAVEL CLUB, INC.

 BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
BALANCE SHEET

September 30,
2012
(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$-
Note receivable -related party	30,700

TOTAL CURRENT ASSETS	$30,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$48,813
Due to related party	60,995

TOTAL CURRENT LIABILITIES	$109,808

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 authorized shares, none shares issued and outstanding
-
Common stock, $0.0001 par value, 100,000,000 authorized shares, 18,451,125 shares issued and outstanding
1,845
Additional paid-in capital	48,777
Deficit accumulated during development stage	$(129,730)
Total stockholders' equity	(79,108)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,700

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Cumulative
	For the Three	From May 18, 2012
	Months Ended	(Date of Inception)
	September 30, 2012	To September 30, 2012
	(unaudited)	(unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	128,730	128,730
Organization and related	-	2,000
Total Operating expenses	128,730	130,730

Loss from operations	(128,730)	(130,730)

Other income	1,000	1,000

Net Loss	$(127,730)	$(129,730)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	$13,062,788	$12,087,233

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012
(unaudited)
				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000	-	-	1,000
Cancelation of shares	(1,875,000)	(188)	188	-	-
Shares issued for services in July 2012	4,730,625	473	18,449	-	18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940	-	5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.	-	-	(5,564,800)	-	(5,564,800)
Net loss	-	-	-	(129,730)	(129,730)

Balance, September 30, 2012	18,451,125	$1,845	$48,777	$(129,730)	$(79,108)

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Cumulative
From May 18, 2012
(Date of Inception)
To September 30, 2012
(unaudited)

Cash flows from operating activities:
Net loss	$(129,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	19,922
Change in working capital components
Due to related party	60,995
Accounts payable and accrued expenses	48,813

Net cash used in operating activities	-

Cash flows from investing activities:
Net cash provided by investing activities	-

Cash flows from financing activities:
Net cash provided by financing activities	-

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for exchange of debt of related party	$5,595,500

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Note 1 - Organization and Description of Business

Privileged World Travel Club, Inc., formerly APEX 4 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on May 18, 2012.

On July 17, 2012, Richard Chiang, the sole director and stockholder of APEX 4, appointed Gregory Lykiardopoulos as a director of APEX 4.  Subsequently, on July18, 2012, Mr. Chiang and Mr. Lykiardopoulos entered into a Stock Purchase Agreement whereby Mr. Lykiardopoulos purchased from Mr. Chiang 10,000,000 shares of common stock of APEX 4 for a purchase price of $40,000, which constituted 100% of the issued and outstanding shares of APEX 4 common stock.  Mr. Chiang then resigned from all positions with APEX 4.

Mr. Lykiardopoulos, as the sole director and stockholder of APEX 4, then appointed himself as President, Chief Executive Officer, and Chairman of the Board of APEX 4, and adopted an amendment to the Certificate of Incorporation, changing the name of the Company to Privileged World Travel Club, Inc., on July 19, 2012.

The unaudited consolidated financial statements were prepared by Privileged World Travel Club, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  The results for the period ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Development Stage Company

As of the date of this Report, the Company had not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement (“FASB”) ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2012.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per Share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance was effective for us beginning May 18, 2012.  The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income , and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard was effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Note 3 – Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity or debt investment as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Related Party Transactions

An officer and director of the Company performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company loaned $1,000 to the Company during the quarter ended June 30, 2012.  This loan was subsequently forgiven by the officer and director.

On August 21, 2012, the Company entered into a license agreement with Triton Distribution Services, Inc. (“Triton”). Pursuant to the agreement, the Company obtained a non-exclusive right and license to use Triton’s Reservation Expert, for the purpose of providing services to the Company’s Members.  The Company agreed to pay to Triton a license fee $150,000, not later than fifteen (15) days following the execution of the Triton Agreement, subsequently extended to January 31, 2013, as a one-time license fee for the software. The Company also agreed to pay to Triton an annual royalty payment $2,000,000, payable annually on the anniversaries of the effective date of the agreement.

On July 19, 2012, Mr. Lykiardopoulos was issued a total of 750,000 shares of Common Stock as partial compensation for certain services provided to the Company and Privileged, Inc., a Nevada corporation (“Privileged Nevada”).

In September 2012, the Company issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under obligations owed by Triton.   The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to the Company in exchange for the shares was $5,595,500.  As discussed in Note 7, on October 10, 2012, the Company entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton, pursuant to which Triton sold a list of potential members to the Company, and the Company agreed to the cancellation and return to Triton of $5,595,000 in promissory notes which the Company had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their Notes, either directly with the Company for the issuance of shares of the Company’s common stock, or with the UCST Trust, which had exchanged the Notes with the Company for the issuance of shares of the Company’s restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As the Company and Triton are considered related parties, the Company has followed the guidance in ASC 470-50-40 and has recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital.

Also see Notes 5 and 7 below for additional related party transactions.

Note 5 – Stockholders’ Equity

Common Stock

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding stockholder of the Company.

As noted above, on July 18, 2012, Mr. Lykiardopoulos purchased the shares from the founding stockholder. Mr. Lykiardopoulos subsequently assigned and sold the 10,000,000 shares to Triton, which agreed to the cancellation of 1,875,000 shares.  As a result of these transactions, Triton became the sole stockholder of the Company, owning 8,125,000 shares of the Company’s common stock.

PRIVILEGED WORLD TRAVEL CLUB, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

During July 2012, the Company issued 4,730,625 shares of common stock to certain individuals and entities that have provided services to the Company or its affiliates.    The Company entered into several consulting agreements relating to the provision of services to the Company including initial design and development of the Company's website and website content; sales and marketing of the Company's products and services; technical and financial advice concerning the handling of the Triton note holders and beneficiaries of the UCST Business Trust; creation of travel packages and website content; introductions to other parties in the financial and travel industry; and software implementation and adaptation.

Also in September 2012, the Company issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under obligations owed by Triton.   The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to the Company in exchange for the shares was $5,595,500.

Note 6 – Commitment and Contingency

There is no commitment or contingency to disclose during the quarter ended September 30, 2012.

Note 7 – Subsequent Events

Management has evaluated subsequent events up to and including November 19, 2012, which is the date the statements were available for issuance and determined there are no reportable subsequent events except for the following.

List Purchase Agreement

As noted above, on October 10, 2012, the Company entered into the List Purchase Agreement with Triton that memorialized a prior verbal agreement with Triton. Prior to and in anticipation of the commencement of the Company’s operations, Triton had acquired a list of names and contact information for approximately 9 million individuals (the “Potential Member List”) that the Company anticipates using as its initial marketing base to offer memberships in the Company’s Privileged World Travel Club.  Following the commencement of the Company’s business, the Company and Triton had verbally agreed to the terms of the sale of the Potential Member List to the Company, in exchange for the cancellation of certain debts of Triton acquired or to be acquired by the Company.  The Company and Triton entered into the List Purchase Agreement, pursuant to which Triton sold the Potential Member List to the Company, and the Company agreed to the cancellation and return to Triton of $5,595,000 in promissory notes which the Company had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their notes, either directly with the Company for the issuance of shares of the Company’s common stock, or with the UCST Trust, which had exchanged the Notes with the Company for the issuance of shares of the Company’s restricted common stock.

Travel Services Agreement

On October 8, 2012, the Company entered into a Travel Services Agreement (the “Travel Agreement”) with China International Group Travel (“CIGT”), a division of China International Travel Service Limited, a Republic of China Government Enterprise (“CITS”), relating to the provision of travel services by the Company.

Pursuant to the Travel Agreement, the Company agreed to build a develop a travel-related website (the “Privileged Website”), using proprietary reservation software, that will permit the preparation of consolidated itineraries for travel within China, through a link to an external Chinese GDS to be provided by CIGT, and for international travel and travel within the US, including travel relating to the following cities: San Francisco, California; Los Angeles, California; Las Vegas, Nevada; Chicago, Illinois; Miami, Florida; Boston, Massachusetts; New York, New York; New Orleans, Louisiana; and Orlando, Florida (collectively, the “Travel Cities”).  Additionally, through the  Privileged Website, the Company agreed to provide consolidated itineraries for both the Chinese domestic travel and international travel to and among the Travel Cities by Chinese Citizens traveling to any one or more of the Travel Cities (collectively, the “Covered Travelers”).  Finally, the Company agreed to work with CIGT to arrange package tours to the Travel Cities, and will provide tour guide and assistance for such tours, pursuant to agreements, the terms and conditions of which will be determined by the Parties.

PRIVILEGED WORLD TRAVEL CLUB, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

In exchange for these services to be provided by the Company, pursuant to the Travel Agreement, CIGT agreed to book all travel for the Covered Travelers through the Privileged Website.  CIGT further agreed that it would provide to the Company a functional link (together with all necessary technical support for functionality) to a TravelSky Technology Limited (“TravelSky”), a Chinese State-owned enterprise and dominant provider of IT solutions to China's air travel and tourism industries, and to obtain all necessary and proper permission and approval from TravelSky for use of the link on the Privileged Website.  CIGT further agreed to use the Privileged Website to book all domestic travel for the Covered Travelers in connection with their travel to the Travel Cities, using the link to TravelSky on the Privileged Website.   Finally, CIGT agreed to pay for all booked travel pursuant to the terms to be provided by the Company in connection with applicable tour packages for the Travel Cities.

Both the Company and CIGT agreed to maintain the confidentiality of each others’ confidential and trade secret information and documentation.  Moreover, the Company and CIGT agreed that each would be responsible for payment of their respective taxes in connection with the operation of their businesses.

The term of the Travel Agreement runs from October 8, 2012, through December 31, 2015, and may be renewed for additional one-year terms on the written agreement of the Company and CITG.

Common Stock Purchase Agreement

On October 5, 2012, the Company entered into an agreement to sell and issue 5,000,000 shares of its restricted common stock in exchange for a purchase price of Five Million Dollars ($5,000,000).

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares

As of the date of this Report, the Registration Statement had not been declared effective.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Privileged World Travel Club, Inc., together with its subsidiaries, as “Privileged,” the “Company,” “we,” “us,” and “our.”

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in Delaware on May 18, 2012, as APEX 4 Inc., and on June 6, 2012, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission (the “SEC”) as a public company.

On July 17, 2012, Richard Chiang, then our sole director and stockholder, appointed Gregory Lykiardopoulos, Chairman and CEO of Triton Distribution Systems, Inc. as a director.  Subsequently, on July18, 2012, Mr. Chiang and Mr. Lykiardopoulos entered into a Stock Purchase Agreement whereby Mr. Lykiardopoulos purchased from Mr. Chiang 10,000,000 shares of our common stock, for a purchase price of $40,000, which constituted 100% of our issued and outstanding shares of common stock.  Mr. Chiang then resigned from all positions.  Mr Lykiardopoulos subsequently changed the name of the Company from APEX 4 Inc., to Privileged World Travel Club, Inc.

Pursuant to a License Agreement with Triton Distribution Systems, Inc. (“Triton”), we obtained from Triton a non-exclusive right and license to use Triton’s ReservationExpert Software (the “Software”), for the purpose of providing services to our  Members. Through our use of the License, once our websites are operational, our Members will be able to make travel reservations, book airline seats, issue airline tickets, purchase tour and entertainment tickets and amusement park admissions, as well as book hotels, cars and holiday packages, cruises and other holiday destination packages worldwide from the Privileged website.  We believe that with our automated, web-based technology and low-fee structure, we will be positioned to capture market share in large addressable markets. We will aggregate inventory from major airline carriers, small- to mid-sized airlines, local specialty airlines, intra-regional airlines, island-based carriers and airlines that do not have access to any significant markets; U.S. domestic specialty airlines and international carriers affiliated with the International Air Transportation Association; and air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing. Also, we will work directly with property management vendors and suppliers, including all types of hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts; car rental agencies; tour operators including bus tours, expeditions, walking tours, adventure packages; and all destination-based tour offerings; major cruise lines providing global sailing trips, regional cruise companies providing scenic or specialty cruises within a region, and special custom cruises such as sailing trips or river cruises; and local service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers.

Travelers wishing to buy travel from our website (www.privilegedworldtravel.com) will first sign up and become a Member of the Privileged Travel Club. We are introducing 9 different membership packages at prices ranging from $20.00 to $150.00 for an annual membership. All membership packages will allow access to our discounted travel products, such as airline tickets, hotels, motels, resorts, rental car companies, tour packages, cruises and domestic and international traveling organized tours. All these travel products will be only specially and exclusively offered to club members.  We have acquired lists of over nine million potential members.  We plan to contact these potential members directly, initially through e-mail, and then through personal contacts, to describe the Privileged Travel Club, and to offer introductory discount rates on memberships.

As we are just commencing our planned operations, we plan to fund our operations from loans from Triton and our chairman, and we plan to raise equity capital by offering shares of our common stock to investors.   On October 5, 2012, we entered into a stock purchase agreement with an investor who agreed to purchase 5,000,000 shares of our restricted common stock for an aggregate purchase price of $5,000,000, to be paid within 10 days of the effectiveness of a re-sale Registration Statement filed with the SEC.   For the next twelve months, we anticipate we will need approximately $1,500,000 to cover our operating expenses, plus an additional $2,000,000 for our royalty payment due to Triton at the end of the next twelve month period.  Our operational milestones over the next 12 months include the following: we anticipate that our domestic website will be operational by the end of calendar 2012, which will permit us to begin accepting applications for Membership; during the first quarter of 2013, we anticipate that the domestic travel website and the two Chinese travel websites will become operational, which will permit us to begin booking travel both domestically and internationally.  We anticipate that we will begin generating revenues during the first or second quarters of 2013.  The costs of these milestones are included in the table below.

The detail of our operation expenses over the next twelve months is as follows:

Salaries and benefits	$500,000
Marketing	400,000
General overhead	200,000
Website development and maintenance	100,000
Professional fees	150,000
Royalty payments to Triton	2,150,000
$3,500,000

We believe we will be able to raise the necessary capital to carry out our business plan, but there no assurance that we will be able to do so.

As of the date of this Report, we continued to develop our business, our websites, and to implement our business and operating strategy, and our websites were not yet operational for purchase of Memberships or travel.  For our website to be operational to the point that a potential Member may purchase a Membership, additional development work will need to be undertaken, and we will need to engage one or more merchant banks to assist us with credit card processing.  In furtherance of these efforts, we have entered into a credit card merchant account with World Financial Capital Bank to enable Members and travelers to use different credit cards, such as VISA, MasterCard, Carte Blanche, Discovery, and others to purchase Memberships and pay for travel and related services once the Company’s websites are fully operational. We may enter into further merchant account agreements as necessary.  Management anticipates that the integration of the services provided by these accounts will be ready before the end of the calendar year, although there can be no guarantee.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “  emerging  growth  company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an  emerging  growth  company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

To date, we have not earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board ASC 915. Among the disclosures required by ASC 915 are that the our financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

In September 2012, we issued shares of common stock to certain of Triton Distribution Systems, Inc.’s (“Triton”) creditors in exchange for their right to receive payment under obligations owed by Triton.   The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to us in exchange for the shares was $5,595,500.  As discussed in Note 7 to the financial statements included in this Form 10Q, on October 10, 2012, we entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton, pursuant to which Triton sold a list of potential members to us, and we agreed to the cancellation and return to Triton of $5,595,000 in promissory notes which we had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their Notes, either directly with us for the issuance of shares of the our common stock, or with the UCST Trust, which had exchanged the Notes with us for the issuance of shares of our restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As we and Triton are considered related parties, we have followed the guidance in ASC 470-50-40 and have recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance was effective for us beginning on May 18, 2012.  The adoption of ASU 2011-04 did not have a significant impact our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income , and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact our financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard was effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact our financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the formation of the Company, on July 19, 2012, the Company’s Board of Directors granted an aggregate of 4,730,625 shares of the Company’s common stock to ten individuals and entities who had provided services to the Company, Triton, or Privileged, Inc., a Nevada corporation (“Privileged Nevada”), an entity owned by Triton.  The services provided included providing financing for an evaluation report of the Triton technology prior to the execution of the License Agreement; providing consulting and professional services to the Company, including assisting the Company in adapting the Triton Reservation Expert Software into the Company’s operations; management of creditors and settlement of obligations; preparation of financial information in connection with the filing of this registration statement; and providing technical support for the Reservation Expert Software and its implementation into Privileged’s business.  The Board of Directors of Privileged decided to compensate these individuals with shares of Privileged common stock.

Additionally, Gregory Lykiardopoulos is our Chief Executive Officer and Chairman of our Board of Directors.  Mr. Lykiardopoulos was instrumental in the formation of Privileged Nevada, negotiation of the acquisition of APEX 4, and founding the business of the Company and of Privileged Nevada.  Mr. Lykiardopoulos worked for nearly six months to establish our business, and agreed to receive 750,000 restricted common shares as partial compensation for his efforts.

Former Triton Creditors

The Company also issued shares of its restricted common stock to 28 individuals or entities who received shares in exchange for debts owed by Triton.  Ten of these stockholders, who are former creditors of Triton, agreed to exchange their right to receive repayment of their obligations from Triton for shares of the Company’s Common Stock at a price of $1.00 per share, together with our agreement to file a registration statement covering the resale of up to five percent (5%) of the shares issued in exchange for Triton’s debt.  An additional 18 of these stockholders entered into an agreement with the UCST Business Trust, whereby they transferred their right to receive payment from Triton for Trust Certificate Units in the Trust.  The UCST Business Trust exchanged the Triton obligations for shares of the Company’s Common Stock, which will be issued to these stockholders in addition to the Trust Certificate Units.

On August 6, 2012, the Board of Directors approved the issuance of an aggregate of 655,500 shares of the Company’s Common Stock to be issued to the stockholders who entered into the agreement with Triton Directly, and the issuance of 4,940,000 shares of the Company’s Common Stock to be issued to the stockholders who entered into the agreement with the UCST Trust.

The Company had a pre-existing relationship with each of these stockholders, through the relationship that Triton and Mr. Lykiardopoulos had with them.  No public solicitation was involved, and each stockholder was contacted directly by Privileged’s management.  No commissions or fees were paid.

 Common Stock Purchase Agreement

On October 5, 2012, the Company entered into an agreement to sell and issue 5,000,000 shares of its restricted common stock in exchange for a purchase price of Five Million Dollars ($5,000,000).

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares.  As of the date of this Report, the Registration Statement had not been declared effective.

The sale of the shares was made pursuant to Regulation S, and the purchaser made written representations and warranties to the Company that it was purchasing for its own accounts, for investment, and not with a view to distribution of the shares; that by reason of their business or financial experience, or that of its professional advisors, it was capable of evaluating the merits and risks of an investment in the Company in connection with the transaction; that the shares would contain a legend to the effect that transfer is prohibited except in accordance with the provisions of such Regulation S; and that the Company was required to refuse to register any transfer of any securities issued to the investor not made in accordance with the provisions of such Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration.

As noted, as of the date of this Report, the Registration Statement had not been declared effective, and accordingly, the transaction had not closed and the Company had not issued the shares.

Item 6.

Exhibits

(a)

Exhibits

Exhibit Number	Description of Exhibit
10.1	License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (1)
10.2	Consulting Agreement – Legacy Opportunity Fund (2)
10.3	Consulting Agreement – Adam Himmelman (2)
10.4	Consulting Agreement – Alexander Lykiardopoulos (2)
10.5	Consulting Agreement – Charles Wanger (2)
10.6	Consulting Agreement – David Saeo Marcos (2)
10.7	Consulting Agreement – Michelle Lu (2)
10.8	Travel Services Agreement (3)
10.9	Prospective Member List Purchase Agreement (3)
31.1	Certification of Principal Executive Officer, Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Chief Financial Officer).

(1)

Previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 28, 2012, and incorporated herein by reference.

(2)

Previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012, and incorporated herein by reference.

(3)

Previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Privileged World Travel Club, Inc.

November 19, 2012	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)