Form 10-Q/A
period 2010-09-30
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2012-12-05
CIK 1550536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes    x          No     o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Ye s  x      No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer	o	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    o        No  x

On November 19, 2012, 18,451,125 shares of the registrant's common stock were outstanding.

EXPLANANTORY NOTE

The purpose of this amendment to the Quarterly Report of Privileged World Travel Club, Inc., on Form 10-Q/A for the period ended September 30, 2012, originally filed with the U.S. Securities and Exchange Commission November 19, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
BALANCE SHEETS

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
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012
(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Captial	Stage	Equity
Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000		-	1,000
Cancelation of shares	(1,875,000)	(188)	188		-
Shares issued for services in July 2012	4,730,625	473	18,449		18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940		5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.			(5,564,800)		(5,564,800)
Net loss	-	-	-	(129,730)	(129,730)

Balance, September 30, 2012	18,451,125	$1,845	$48,777	$(129,730)	$(79,108)

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

Note 7 – Subsequent Events

Management has evaluated subsequent events up to and including November 19 2012, which is the date the statements were available for issuance and determined there are no reportable subsequent events except for the following.

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

Item 6.             Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1	License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (1)
10.2	Consulting Agreement – Legacy Opportunity Fund (2)
10.3	Consulting Agreement – Adam Himmelman (2)
10.4	Consulting Agreement – Alexander Lykiardopoulos (2)
10.5	Consulting Agreement – Charles Wanger (2)
10.6	Consulting Agreement – David Saeo Marcos (2)
10.7	Consulting Agreement – Michelle Lu (2)
10.8	Travel Services Agreement (3)
10.9	Prospective Member List Purchase Agreement (3)
31.1	Certification of Principal Executive Officer, Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Chief Financial Officer).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Privileged World Travel Club, Inc.

December 4, 2012	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)