Form 10-Q/A
period 2012-09-30
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2013-02-05
CIK 1550536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .*

On November 19, 2012, 18,451,125 shares of the registrant's common stock were outstanding.

*EXPLANANTORY NOTE

Privileged World Travel Club, Inc. (the “Company”), filed its Quarterly Report on Form 10-Q (the “Quarterly Report”) for the period ended September 30, 2012, on November 19, 2012.  On December 5, 2012, the Company filed Amendment No. 1 to the Quarterly Report on December 5, 2012, solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  The purpose of this Amendment No. 2 to the Quarterly Report is to change the disclosure on the cover page to indicate that as of September 30, 2012, the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).

By way of explanation, on August 28, 2012, the Company filed a Current Report on Form 8-K, frequently referred to as a “super 8-K,” to provide additional information about the Company’s planned operations, contracts, shareholders, management, financial position, and other information constituting “Form 10 Information” under the SEC’s regulations.  As such, when the Company initially filed the Quarterly Report, management believed that the Company was no longer a “shell company.”  Subsequently, on October 11, 2012, the Company filed an additional Current Report on Form 8-K (the “October Report”), outlining additional developments in the Company’s business, new agreements, a significant equity investment in the Company and resulting capital to the Company (conditioned on the effectiveness of this registration statement), and the memorialization of the acquisition of significant assets, and reiterating Management’s position that the Company had exited the shell company stage of development.

In connection with a review of the Company’s registration statement on Form S-1, management concluded that the Company was no longer a “shell company” as of October 11, 2012, the date of the October Report.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q or in Amendment No. 1.

Item 6.

Exhibits

(a)

Exhibits

Exhibit

Number

Description of Exhibit

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

Privileged World Travel Club, Inc.

February 5, 2013	By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)