Form 10-K
period 2012-12-31
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2013-04-11
CIK 1550536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54732

PRIVILEGED WORLD TRAVEL CLUB, INC.

Delaware	45-5312769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Blackfield Drive

Tiburon, CA 94920

(415) 888-2478

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 8, 2013, was 23,451,125.

PRIVILEGED WORLD TRAVEL CLUB, INC.

2012 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.

BUSINESS

Privileged World Travel Club, Inc.

Corporate History

Privileged World Travel Club, Inc. (“Privileged”), was incorporated in Delaware on May 18, 2012, as APEX 4 Inc. (“APEX 4”).  On June 6, 2012, APEX 4 filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission (the “SEC”) as a public company.  The Form 10 went effective by statute through the lapse of time 60 days after its initial filing, or on August 8, 2012.

On July 17, 2012, Richard Chiang, then the sole director and stockholder of APEX 4, appointed Gregory Lykiardopoulos, Chairman and CEO of Triton Distribution Systems, Inc. (“Triton”), as a director of APEX 4.  Subsequently, on July18, 2012, Mr. Chiang and Mr. Lykiardopoulos entered into a Stock Purchase Agreement whereby Mr. Lykiardopoulos purchased 10,000,000 shares of Common Stock of APEX 4 from Mr. Chiang, which constituted 100% of the issued and outstanding shares of APEX 4 Common Stock.  Mr. Chiang then resigned from all positions with APEX 4.

Mr. Lykiardopoulos as the sole director and stockholder of APEX 4 then appointed himself as President, Chief Executive Officer, and Chairman of the Board of APEX 4, and by amendment to our Certificate of Incorporation, changed the name of the Company to Privileged World Travel Club, Inc., on July 19, 2012.

Mr. Lykiardopoulos subsequently assigned and sold the 10,000,000 shares to Triton, which agreed to the cancellation of 1,875,000 shares, resulting in Triton owning 8,125,000 shares of our Common Stock.  (The sale of these shares was previously reported as a “transfer” of the shares to Triton.)  Mr. Lykiardopoulos subsequently was granted 750,000 shares of our restricted Common Stock as partial consideration for services performed by him on behalf of the Company and its affiliates.

Additionally, Privileged issued shares of its common stock to certain of the Company’s shareholders in exchange for approximately $5,595,500 in promissory notes (the “Notes”) issued by Triton.  (The Notes bore interest at rates ranging from 10% to 18%, were originally issued between February 2008 and January 2009, had terms ranging from two weeks to 14 months, were due between January 2008, and December 2009, and were all in default at the time of the issuance of the shares in exchange for the Notes.)  In anticipation of the commencement of Privileged’s operations, Triton acquired a list of approximately 9 million prospective members pursuant to a Prospective Member List Purchase Agreement, described in more detail below, which management anticipates using as the Company’s initial marketing base to offer memberships in the Privileged World Travel Club.  Triton transferred the list of potential members to Privileged in exchange for the cancellation of $5,595,500 of the Triton Notes.

Material Agreements

Since inception of the Company, and in connection with the development of our business strategy and the commencement of our operations, we have entered into several contracts and agreements relating to rights, services to, and assets of the Company.

License Agreement

Triton License Agreement

On August 21, 2012, the Company entered into a license agreement (the “License Agreement”) with Triton.  Pursuant to the License Agreement with Triton, we obtained from Triton a non-exclusive right and license (the “License”) to use Triton’s Reservation Expert™ (the “Software”), for the purpose of providing services to our Members. Through our use of the License, our Members will be able to make travel reservations, book airline seats, issue airline tickets, purchase tour and entertainment tickets and amusement park admissions, as well as book hotels, cars and holiday packages, cruises and other holiday destination packages worldwide from the Privileged websites, once they become fully operational.

Pursuant to the License Agreement, we agreed to pay to Triton a license fee (the “Fee”) of One Hundred Fifty Thousand Dollars ($150,000), not later than fifteen (15) days following the execution of the Triton Agreement, as a one-time license fee (the “License Fee”) for the Software.  Triton has agreed to defer that payment until January 31, 2013.  We also agreed to pay to Triton an annual royalty payment (the “Royalty Fee”) of Two Million Dollars ($2,000,000), payable annually on the anniversaries of the Effective Date of the Triton Agreement, although Privileged may prepay all or any portion of the annual Royalty Fee in its discretion.

Triton agreed to deliver to the Company on or before September 1, 2012, working installations of the Software, unless such deadline is extended pursuant to agreement by the Company and Triton.  Triton has made the Software available to the Company for use in its websites when they are developed.

Information about Triton Distribution Systems, Inc.

Triton was organized as Petramerica Oil, Inc., a Colorado corporation (“Petramerica Oil”), in September 1986 to explore for oil and gas in the Rocky Mountain region of the United States. From inception, Petramerica Oil was primarily involved in raising capital and did not conducted any significant operations.  Petramerica Oil acquired all of the outstanding common stock of Triton Distribution Systems, Inc., a Nevada corporation (“Triton Nevada”), in July 2006 for 36,750,950 shares of Petramerica common stock. Triton Nevada was organized in January 2006 to engage in the travel business.  Petramerica Oil subsequently changed its name to Triton Distribution Systems, Inc.

Triton is a development stage Web-based electronic catalog primarily focused on travel services distribution. The travel marketplace is a global arena in which millions of “buyers” such as travel agents and consumers and “sellers” such as airlines, hotels, car rental agencies, cruise ship lines, tour operators and entertainment companies come together. Among the systems available to buyers in their search for travel options, availability and rates are Global Distribution Systems companies, known as “GDSs,” which are accessed primarily by travel agents and Internet travel Web site companies such as Cendant Corp.'s Orbitz, Expedia, Inc.'s Expedia.com and Sabre Holdings Corp.'s Travelocity, which are accessed by consumers. These systems electronically connect a vast network of travel product sellers and globally dispersed travel agents and consumers.

Triton’s business model is a Business to Business (“B to B”) business model, as compared to Privileged’s Business to Consumer (“B to C”) business model.  Triton's direct customers are travel agents worldwide that need reservation tools to effect and make bookings for their customers, issue the proper documentation, account for all the transactions they sell through an accounting system, track their commissions and maintain inventory that needs to be sold to their customers, the consumer/traveler, whereas Privileged is an exclusive and selectively operated Travel Club that will cater to the consumers directly.

Triton was a publicly reporting company until 2009 when Triton filed a Form 15 and terminated its registration under Section 12(g) of the Exchange Act, as permitted in light of the combination of the number of shareholders and total assets of Triton for the preceding three fiscal years.  Triton’s Board of Directors has periodically reviewed the possibility of becoming a reporting company again, but has not had the access to capital to enable it to satisfy its obligations, including the costs relating to being a public company.  As of the date of this Report, Triton was trading on the OTC Pink Market (formerly, the Pink Sheets).

Consulting Agreements

On August 1, 2012, in connection with the preparations for the commencement of the Company’s business, we entered into several consulting agreements relating to the provision of services to the Company or its related entities, including Triton and Privileged Nevada.

The Company entered into a consulting agreement with Michelle Lu, the administrator of UCST, on August 1, 2012, to commemorate the services provided prior to August 1, 2012, and to spell out additional services to be provided, including continuing to work with the Triton noteholders and the beneficiaries of the UCST Trust.  Pursuant to this Agreement, the Company agreed to issue 750,000 shares of the Company’s common stock as payment for the services provided.

The Company entered into a consulting agreement with Alexander Lykiardopoulos on August 1, 2012, to commemorate the services provided prior to that date, and to spell out the services to be provided, including providing technical support relating to the integration of the Software, assisting with the development of the website, and introductions to other IT consultants.  Pursuant to this Agreement, the Company agreed to issue 750,000 shares of the Company’s common stock as payment for the services provided and to be provided.  Alexander Lykiardopoulos is the son of Gregory Lykiardopoulos.

The Company entered into a consulting agreement with Legacy Opportunity Fund (of which Rodney Sampson is the manager and director), on August 1, 2012, to commemorate the services provided prior to that date, and to spell out the services to be provided, including sales and marketing assistance, and introductions to travel industry consultants.  Pursuant to this Agreement, the Company agreed to issue 125,000 shares of the Company’s common stock as payment for the services provided and to be provided.

The Company entered into a consulting agreement with Charles Wagner on August 1, 2012, to commemorate the services provided prior to that date, and to spell out the services to be provided, including providing technical support relating to the continuing development of the website, and introductions to other IT consultants.  Pursuant to this Agreement, the Company agreed to issue 150,000 shares of the Company’s common stock as payment for the services provided and to be provided.

The Company entered into a consulting agreement with Adam Himmelman, who subsequently became a director of the Company, on August 1, 2012, to commemorate the services provided prior to that date, and to spell out the services to be provided, including providing technical support relating to the integration of the Software pursuant to the License Agreement, assisting with the development of the Company’s websites, and introductions to other travel industry consultants.  Pursuant to this Agreement, the Company agreed to issue 125,000 shares of the Company’s common stock as payment for the services provided and to be provided.

On May 3, 2012, Privileged Nevada entered into a consulting agreement with David SaoMarcos, who provided services related to the development of the Privileged Nevada website and other IT services.  Subsequently, on August 1, 2012, the Company entered into a consulting agreement with Mr. SaoMarcos, in connection with which he agreed to provide similar services to the Company, as well as helping with the integration of the Triton Software under the License Agreement, in exchange for which he received 125,000 shares of the Company’s common stock.

Gregory Lykiardopoulos is our Chief Executive Officer and Chairman of our Board of Directors.  Mr. Lykiardopoulos was instrumental in the formation of Privileged Nevada, negotiation of the acquisition of APEX 4, and founding the business of the Company and of Privileged Nevada.  Mr. Lykiardopoulos worked for nearly six months to establish our business, and agreed to 750,000 shares of the Company’s restricted common stock as partial compensation for his efforts.

Prospective Member List Purchase Agreement

Additionally, on October 10, 2012, the Company entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton.

Prior to and in anticipation of the commencement of the Company’s operations, Triton had acquired a list of names and contact information for approximately 9 million individuals (the “Potential Member List”) that the Company anticipates using as its initial marketing base to offer memberships in the Company’s Privileged World Travel Club.  Following the commencement of the Company’s business, in September 2012, the Company and Triton had verbally agreed to the terms of the sale of the Potential Member List to the Company, in exchange for the cancellation of certain debts of Triton acquired or to be acquired by the Company.

On October 10, 2012, the Company and Triton entered into the List Purchase Agreement, which memorialized the sale of the Potential Member List from Triton to the Company, and the Company’s agreement to the cancellation and return to Triton of $5,595,500 in promissory notes (the “Notes”) which the Company had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their notes, either directly with the Company for the issuance of shares of the Company’s restricted common stock, or with the UCST Trust, which had exchanged the Notes with the Company for the issuance of shares of Company’s restricted common stock.

(As noted above, in September 2012, the Company had issued shares of restricted common stock to certain of Triton’s creditors in exchange for their right to receive payment under obligations owed by Triton.  The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to the Company in exchange for the shares was $5,595,500 which was recorded by the Company as promissory notes.  These notes were all past due, and bore interest at rates ranging from 10% to 18%. When the Company entered into the List Purchase Agreement, we agreed to the cancellation and return to Triton of the $5,595,500 promissory notes.  As discussed in more detail in the Management’s Discussion and Analysis section of this filing, the fair value of the potential member list is $30,700, which was the price paid by Triton to acquire the member lists.  As we and Triton are considered related parties, we recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital which reduced the carrying value of the note receivable to $30,700.)

Travel Services Agreement

On October 8, 2012, the Company entered into a Travel Services Agreement (the “Travel Agreement”) with China International Group Travel (“CIGT”), a division of China International Travel Service Limited, a Republic of China Government Enterprise (“CITS”), relating to the provision of travel services by the Company.

Pursuant to the Travel Agreement, the Company agreed to build a develop a travel-related website (the “Privileged Website”), using proprietary reservation software, that will permit the preparation of consolidated itineraries for travel within China, through a link to an external Chinese GDS to be provided by CIGT, and for international travel and travel within the US, including travel relating to the following cities: San Francisco, California; Los Angeles, California; Las Vegas, Nevada; Chicago, Illinois; Miami, Florida; Boston, Massachusetts; New York, New York; New Orleans, Louisiana; and Orlando, Florida (collectively, the “Travel Cities”).  Additionally, through the  Privileged Website, the Company agreed to will provide consolidated itineraries for both the Chinese domestic travel and international travel to and among the Travel Cities by Chinese Citizens traveling to any one or more of the Travel Cities (collectively, the “Covered Travelers”).  Finally, the Company agreed to work with CIGT to arrange package tours to the Travel Cities, and will provide tour guide and assistance for such tours, pursuant to agreements, the terms and conditions of which will be determined by the Parties.

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

In general, the Covered Travelers who purchase travel through CIGT will not be required to become Members of the Privileged Travel Club, principally because of the difficulty of accessing and purchasing travel through a means other than through CIGT.  CIGT, as a division of CITS, a Republic of China Government Enterprise, is able to arrange for the necessary international travel visas and other required government travel documentation for the Covered Travelers, which are not available directly through Privileged.  Should any Covered Traveler choose to purchase travel directly from Privileged, rather than through CIGT, such traveler would be required to become a Member of the Privileged Travel Club.

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

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, was to be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares.  As of April 8, 2013, the Company had received $500,000 of the purchase price, and the investor had committed to paying the remaining amount.

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

Additional Recent Developments

As noted above, on December 3, 2012, the Company entered into the Project Design and Administration Agreement with MagNet Solutions, Inc.  Management believes that work will commence on the updating and development of the Company’s websites during the first quarter of 2013, although there can be no guarantee as to when the work will commence.

Additionally, as of the date of this Report, the Company had entered into a Merchant Credit Card Agreement (the “MCCA”) with Pay By Web, Inc. (a registered ISO/MSP of Wells Fargo Bank, N.A., of Walnut Creek, California) (“PBW”), which will permit the Company’s websites to process credit card transactions, which in turn will permit potential members to purchase Memberships and purchase travel packages, with payments through these merchants to the Company’s accounts, once the Company’s websites are fully operational. (The Company had entered into a previous agreement with another merchant bank, which agreement was subsequently canceled.)

Pursuant to the MCCA, the Company agreed to honor credit cards, including VISA and MasterCard, presented for use in connection with the purchase of Memberships, travel, and travel services, and to provide necessary sales data to PBW.  PBW agreed to process the sales data through an applicable clearing system and credit the Company’s account for the purchase amounts.  The term of the agreement began with acceptance by PBW, and runs for a period of three years, with automatic three-year renewal periods unless earlier terminated pursuant to the terms of the MCCA.

Description of our Business

Our business is to provide exclusive travel services to Members of our prestigious Privileged World Travel Club (the “Privileged Travel Club”) and international travelers bound for the United States.  Immediately after joining, Members of the Privileged Travel Club can begin enjoying the services their membership offers, including a free debit card; discounted airline fares, hotels, car rentals, and travel packages; discounts at major hotel chains;  free and discounted admission to major amusement parks and attractions; free airport shuttle services; discounts at various Las Vegas hotels; free trips on Amtrak; discounted spa and massage visits; discounts at Honolulu, Hawaii, hotels; discounts on airline tickets to Hawaii; and airline upgrades; discounted concert and sporting events tickets; and much more. Additionally, Privileged Travel Club Members will be eligible for special travel packages to China, Australia, the South Pacific, Asia, and Europe.

The organizers of Privileged Travel Club are very passionate about what they do for two reasons:

1.

Globally, tourism is a growing industry at approximately 4% annually (2011 compared to 2010), with Europe growing at a rate of approximately 5.9%, Asia and Asia Pacific at a rate of 4.4%, and North America at a rate of 6.6% annually (2011 compared to 2010). (Source: UNWTO Tourism Highlights, 2012 Edition, on file with the Company.)

2.

Based on Management’s research, there are very few travel clubs that are catering exclusively to special frequent travelers.

Other travel clubs that provide exclusive services and memberships to prestigious travelers are typically very expensive and frequently charge high fees for their memberships. This allows only customers with high income to have the opportunity to participate in these travel clubs.

By contrast, Privileged Travel Club will charge a relatively low annual membership fee (ranging from $20 to $175 per year), which allows more people to participate and join, and enjoy the benefits of membership.  Management anticipates that Privileged Travel Club Members to a great extent will be located in urban areas within major United States cities.  Our target market includes men and women in their middle 40s.

Our management anticipates that there will continue to be rapid growth in the market and increasing demand for our services. In addition, more niche markets are evolving. Initially, we acknowledge that it will be difficult to compete with other more well-established travel clubs. However, the Privileged Travel Club target markets include potential Members who can be differentiated due to their requirements and the accessible pricing for the initial membership and our travel packages. Similarly, the Privileged Travel Club website (discussed in more detail below) will offer very easy-to-navigate searches, and will simplify the process of making reservations through a sophisticated technology, giving access to different destinations and travel packages around the world.

Our goal is to provide luxury service with a high standard of value.  We feel that our prices are reasonable and very attainable by all Members to travel any time they wish. We plan to price our services to be below the level charged by competitor luxury travel clubs at prices for regularly sold similar packages in the travel industry. From our experience, many other travel clubs that offer luxury services similar to ours do so at prices higher than those we offer to our Members. We are specially focused to offer our Members luxury membership and travel products and services at specially discounted prices. Our concept is to offer these services to a larger audience and thereby increase our reach to more markets.

Website

The Company’s main interface with its Members and with potential new members and customers will be its website (www.privilegedworldtravel.com). (Please Note: The URL of our website is included herein as an inactive textual reference. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report. Additionally, as of the date of this Report, we continued to develop our business, our websites, and to implement our business and operating strategy, and our websites were not yet operational for purchase of Memberships or travel.  For our website to be operational to the point that a potential Member may purchase a Membership, additional development work will need to be undertaken, and we will need to engage one or more merchant banks to assist us with credit card processing.  In furtherance of these efforts, we have entered into a credit card merchant account with Pay By Web, Inc. (a registered Independent Sales Organization (ISO) and Member Service Provider (MSP) of Wells Fargo Bank, N,A.) to enable Members and travelers to use different credit cards, such as VISA, MasterCard, Carte Blanche, Discovery, and others to purchase Memberships and pay for travel and related services once the Company’s websites are fully operational. We may enter into further merchant account agreements as necessary.  Management anticipates that the integration of the services provided by these accounts will be ready to go before the end of the year.)

In reality the design and the plan for the website requires the development of two websites that are linked together to project the complete services that Privileged is providing to its members.  One part of the website is the membership website, where potential members and new customers can review the benefits of joining the Privileged Travel Club, see the different levels of Membership offered, and purchase the desired level of Membership.  As of the date of this Report, the first part of the website was nearly complete, lacking only the integration of a credit-card purchase function.

The second part of the website was in development as of the date of this Report. This second side of the website is the travel portion of the website, where Members, after they purchase their membership, will be able to purchase specially priced travel, either as whole packages or separate travel services.  The two parts of the website are linked, such that after the Members have paid for their chosen Membership, they can access directly the travel side of the website.  Once a customer has purchased a Membership, the Member will be able to proceed to the travel portion of the website directly, bypassing the membership portion of the website. This method of accessing the Privileged services allows the Members to enjoy the services that Privileged can provide to them.

Value Proposition

Any traveler that wishes to buy travel from our Privileged Travel Club website (www.privilegedworldtravel.com) will need first to sign up and become a Member of the Privileged Travel Club. (Please Note: The URL of our website is included herein as an inactive textual reference.  As noted above, as of the date of this Report, we continued to develop our business, our websites, and to implement our business and operating strategy, and our websites were not yet operational for purchase of Memberships or travel.)

We will be introducing nine different Membership packages at prices ranging from $20.00 to $150.00 for an annual Membership. All Membership packages will allow access to our discounted travel products, such as airline tickets, hotels, motels, resorts, rental car companies, tour packages, cruises and domestic and international traveling organized tours. All these travel products will be only specially and exclusively offered to Privileged Travel Club Members.  The perks of Membership vary with the level of Membership purchased.  Many of the perks, including discounted airfares, discounted hotel rooms, and other travel discounts, are subject to standard restrictions including availability by the specific vendors (airlines, hotels, etc.) and times of year blackout periods (holidays vs. non-holiday vs. off-season dates).  Specific information on the restrictions will be provided on our website, and to the Members upon joining the Privileged Travel Club.

The various levels of Membership are described more particularly on our website as follows:

Levels of Membership and Benefits of Membership by Level

Anticipated Initial Annual Fee

Private Membership

$

20.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Prime Membership

$

35.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Prestigious Membership

$

50.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Privileged Membership

$

75.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

3 Free airport shuttle services

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Regal Membership

$

90.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

3 Free airport shuttle services

1 room for 2 nights at Las Vegas Hotel

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Majestic Membership

$

115.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Disney World or Disneyland

3 Free airport shuttle services

1 room for 2 nights at Las Vegas Hotel

2 Days free trip on Amtrak to selected destinations

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Imperial Membership

$

125.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

3 Free airport shuttle services

1 room for 2 nights at Las Vegas Hotel

2 Days free trip on Amtrak to selected destinations

1 day spa and massage

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Royal Membership

$

140.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

3 Free airport shuttle services

1 room for 2 nights at Las Vegas Hotel

2 Days free trip on Amtrak to selected destinations

1 day spa and massage

2 nights 50% Discount at a Honolulu Hawaii Hotel

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Imperatorial Membership

$

150.00

One Year Membership

Membership card

Free Debit Card

Passport Folder

Discounted Airline Fares, Hotels, Car Rentals, Travel Packages

Flight Bag

2 nights 50% Discount at Certain Hotels

2 Days discounted tickets to Walt Disney World or Disneyland

3 Free airport shuttle services

1 room for 2 nights at Las Vegas Hotel

2 Days free trip on Amtrak to selected destinations

1 day spa and massage

2 nights 50% Discount at a Honolulu Hawaii Hotel

1 50% Discount on Airline ticket to Hawaii

Free Upgrade to Business Select (certain airlines) (includes benefits such as priority boarding, premium drink, FF Points)

Additional details relating to the various levels of membership will be provided on our website in connection with our commencement of offering the Memberships for purchase.  Details will include the following information.

With respect to the debit card offered, this will be a debit card provided by a bank, As of the date of this Report, Privileged had been in negotiations with several banks with respect to providing debit cards for use by our Members.  The debit card will have no cash value until the Member deposits funds through the bank that the Member can then use to purchase other services or travel.  As of the date of this Report, the Company had not finalized any agreements with banks relating to the provision of debit cards.

Certain of the benefits of membership, including the passport folder, the flight bag, and the debit card, will be provided to the Member upon joining the Privileged Travel Club, and are paid for by the Company from the proceeds of the Membership purchase.  Other benefits of the Membership, including discounted airfares, discounted hotel stays, shuttle services, and discount tickets, are available for use by the Members as part of a travel package booked through Privileged, and are paid for when they are used.  The Members will be able to determine if and when to take advantage of all of the benefits of their specific level of Membership.

For example, if an individual decides to purchase an Imperatorial Level Membership, she would pay to Privileged the $150 annual fee for this level of service.  Upon becoming a Member, she would receive her Membership card, a passport folder, and a flight bag, as well as a debit card from Privileged’s banking partner.  If she then chose to travel to Las Vegas, for example, she could book her travel on the Privileged website.  Depending on the dates of her trip, she could take advantage of discounted airfares, airline upgrades, get a shuttle from the airport to her hotel or rent a car at a discounted rate, and book shows or other entertainment.  If she chose to take advantage of the room discount, she would inform Privileged, and depending on availability, the Company would contact the hotel, make the reservation, and purchase from the hotel a voucher for 2 nights’ stay at a Las Vegas hotel.  She would be responsible for other costs incidental to the stay, including meals, taxes, transportation, and entertainment.  Similarly, if she decides later to take advantage of the discount tickets to Disneyland, she would contact Privileged, which would purchase the park passes, and then charge her only the discounted amount.  Everything will be available to be booked through the Privileged websites, once they are fully operational, enabling her to receive her itinerary and the perks of her membership for the trip.

As of the date of this Report, the Company had been in negotiations with numerous vendors and service providers with respect to the provision of the perks listed in connection with the Memberships above.  For example, management has been in negotiations with and anticipates entering into an agreement or agreements with one or more banks with respect to providing the debit cards to Members.  (As noted above, the debit cards will have no cash value until the Members deposit funds into their accounts.)  For vendors such as Disney and Amtrak, Management has been in negotiation relating to discounts on theme park tickets and discounted train travel, respectively.  For these vendors, the agreements are typically for discounts on the services to be provided, where the vendors will receive their funds, and incur their costs, only when the traveler chooses to use their services.  In other words, Privileged anticipates entering into an agreement with these vendors, which are common in the travel industry, where these vendors will not incur any costs (theme park attendance or train travel, as applicable), unless or until the Members choose to take advantage of these perks.  With the low risk to these vendors until the services are actually used, Management believes that we will be able to negotiate discounts that will be attractive to our Members.

Additionally, Management plans to approach certain of the other vendors (including airlines, hotels, shuttles) to negotiate discounts based on the Company’s list of potential members.  These vendors typically enter into contracts for discounted travel services based on the number of potential travelers during a period of time (6 – 12 months, for example), after which the contracts and discount rates can be reviewed and re-negotiated if necessary.

Management believes that these agreements will be finalized during the fourth quarter of 2012 or the first quarter of 2013.  The Company will not offer various levels of Memberships for sale until it has in place all agreements necessary to provide the services related to that particular level.

Service Offering

Our business plan anticipates that Privileged will position itself as a niche service travel club. We plan to offer high-quality travel packages to our Members for reasonable prices.  Initially, we anticipate offering to Members of the Privileged Travel Club international trips to China, Europe, the Caribbean, Australia, the South Pacific, and South East Asia.  Domestically, we plan to offer trips to Hawaii, the East Coast, and the West Coast, as well as packages on Southwest Airlines, Delta, United Airlines and American Airlines.

Our target market is comprised of young and middle-aged professionals who work and play hard. These men and women can afford to play and are willing to buy time in the form of our services.  We plan to serve our niche market as a top-quality, full-service travel club.  We seek to define quality by the unique aspects of the services we offer, which include booking group or custom trips, assistance with passports, providing top of the line equipment and supplies, and a superior service offering with access to better locales, luxury accommodations, entertainment, celebrity exposure, and gourmet food.

We anticipate that we will generate revenues through three principal sources:

-

Sale and renewal of Memberships in the Privileged Travel Club;

-

Fees from the sale of travel and travel-related services to Members; and

-

Special travel services provided to companies and business partners, including China International Group Travel (“CIGT”), a division of China International Travel Service Limited, a Republic of China Government Enterprise (“CITS”) (discussed below in the section “The China Opportunity).

Management anticipates that once our websites are operational, our initial revenues will come from the sale of Memberships.  The generation of new Members will continue to be an important part of our business plan.  Following the initial push to recruit Members, management anticipates that these new Members will begin to take advantage of the travel packages and travel services provided, which will also result in revenues to the Company.  Numerous factors, including seasonality, economic conditions generally, and safety concerns all may have an impact on the amounts of travel purchased, which will impact our ability to generate revenues.  Nevertheless, Management believes that it can create travel packages and opportunities, as well as travel related services, at sufficiently attractive and competitive prices to encourage our Members to purchase travel and enjoy the benefits of their Membership in the Privileged Travel Club.

Keys to Success

Management believes that our three principal keys to success in this business are: customer attention, customer attention, and customer attention.

Critical Issues

As our business grows and develops, we expect that two critical issues, and how we respond to these issues, will determine our ability to succeed and grow our business.

The first issue is company growth.  Management plans to take a moderate fiscal approach, and to expand at a reasonable rate, not for the sake of expansion in itself but because it is economically wise to do so.  As the membership base grows, and as our personnel needs grow in response, we anticipate that we will be able to provide additional products and services, all within our primary travel-club focus, which should, in turn, result in additional growth opportunities.

The second critical issue is brand awareness.  We plan to focus our attention on the cachet that comes from a title like “Privileged,” and to market the Privileged Travel Club and our products and services using this name as our focus.  We anticipate that our efforts to continue to build brand awareness will drive additional Members to our club.

Marketing Strategy

Privileged plans to use several different forms of communication for our marketing strategy.  The first effort will revolve around our Internet site.  We anticipate that our demographics will rely heavily on the Internet for information.  While we continue to build and improve our website, we recognize that resources are required to maintain the site as well as continually improving it.  As such, the website will be expressly designed to accommodate new subscribers, who can buy membership in the Privileged Travel Club.  Additionally the site will constantly be tested to determine that it is coming up as one of the top results when key words are entered into a search engine.

As discussed above, our website initially will consist of two main components, the first where new customers may view different levels of benefits available and purchase a Membership, and the second where Members may access the travel deals available through Privileged.  We anticipate that the first part of the website will be an important tool used to attract new customers and to explain the benefits of Membership in the Privileged Travel Club.

Another form of communication we plan to use is magazine advertising.  We anticipate that our advertising will occur in magazines whose readership has demographics similar to ours. The magazine advertisements will be used to increase visibility of the Privileged Travel Club and position it as the top service club in the market.

As time progresses and a loyal membership base is established, we anticipate that we will rely on email newsletters and direct mail to the Members who are on the mailing list.  The newsletters will share specials (both trips as well as special deals) to this select group of Members.  The goal of the newsletters is to incentivize the past Members to sign up for another trip with a special deal.

As operations progress, our management plans to continue to measure our progress relative to competitors and to the growth of the markets in which we operate. Though our primary target market has been defined, there may be new possibilities to serve additional segments. As our products are defined and our strategy differentiation is defined based on competitive strengths, we should be better able to determine whether adjustments in positioning are necessary.

The marketing strategy will be to develop long-term relationships with our Members. Privileged will keep a secure database from which to obtain important demographic information about the desires and wishes of the Members, as well as other related information.  As the business becomes profitable, plans will be implemented to expand. There is virtually no limit to the number and variety of trips we can provide. Trips can take place on every continent and in most countries.  Our goal is to establish Privileged Travel Club as an international top-of-the-line travel club.

Mission

Privileged Travel Club’s mission is to provide all Members with the highest quality travel at the best and highest discounts possible. We are determined to provide excellent service and cater to the wishes of all our Members. When we remain focused and caring for our Members, we expect that the Company will grow rapidly and succeed.

Marketing Objectives

Our principal marketing objectives are as follows:

1.

Maintain positive, steady growth each quarter.

2.

Experience a growth in new Members who are turned into long-term customers.

3.

To be recognized as the premier high quality Travel Club.

Financial Objectives

Initially, our principal financial objectives include the following:

1.

A double digit growth rate for each future year.

2.

A reduction of fixed overhead through disciplined growth.

3.

Continue to decrease the variable costs associated with the production of trips.

There can be no guarantee that we will meet or achieve these objectives on our anticipated schedule, or at all.  Additionally, as we review the Company’s performance and other factors, such as the worldwide economy and the luxury travel industry in particular, we may adjust our objectives as we see fit.

Positioning

We plan to promote and position the Privileged Travel Club as a differentiated travel club of luxury travel, and we will price our packages at specially discounted prices within the chosen service niche.

We anticipate that our positioning of the Privileged Travel Club will leverage our competitive edge through three inter-related factors, namely competitive pricing, high quality, and personal attention to our Members.

•

The competitive edge in our services is the access we provide to popular travel packages without the exceedingly high cost.

•

The travel vacation packages are of very good quality because our Members have very special requirements and experience in choosing their travel. They won’t get stuck with undesirable trips and they want to experience the best service they can have.

•

Additionally, our competitive edge is customer attention and customer service, allowing us to provide close personal attention to our Members.  This is the level of service that we intend to provide our Members.

Strategy Pyramids

Our initial single objective is to position Privileged Travel Club as the premier, high quality travel club, commanding a majority of market share within seven years.  Our marketing strategy will seek to first create customer awareness regarding our services offered, develop that customer base, and work toward building customer loyalty and referrals.

The message that we seek to communicate is that we offer the highest level of service to our Members. The message will be communicated through a variety of methods, including our website, magazine advertisements, and direct mail (snail mail and email) campaigns.

Marketing Mix

Our marketing mix is comprised of the following factors and areas of focus: pricing, distribution, advertising and promotion, and customer service.

•

Pricing: We compete on price and service by obtaining travel discounts which will be passed on to our Members.

•

Distribution: Our services are or will be distributed throughout the United States and feature worldwide travel opportunities.

•

Advertising and Promotion: We anticipate that the most successful advertising will be the magazine advertisements as well as the direct mail.

•

Customer service: Obsessive customer attention is our mantra.  Our philosophy that is established throughout the organization is that whatever needs to be done to make the Members happy must occur, even at the expense of short-term profits.  In the long run, we expect that this investment will pay off with a fiercely loyal Member base that is extremely vocal to their friends regarding referrals.

Marketing Research

During the initial phases of the marketing plan development, several focus groups were held to gain insight into needs and desires of prospective Members for a high quality travel. These focus groups provided useful insight into the decisions and the decision making process of target Members.

An additional source of dynamic marketing research we plan to use is a feedback mechanism based on a suggestion card system. The suggestion card will have several statements which customers are asked to rate in terms of a given scale.  There also will be several open ended questions that allow the customer to freely offer constructive criticism or praise. Privileged will work hard to implement reasonable suggestions in order to improve our service offerings as well as show our commitment to the Members, that their suggestions are valued.

The last source of market research is competitive analysis. We will be constantly observing our competitors to look for any changes in service offerings or business model changes that can be implemented to give us a competitive advantage.

International Opportunities

Overall, the global travel distribution market is estimated by Travel and Tourism Forecast World (May 2009) to exceed $35 billion.  Overall, these revenues are derived from the distribution of air travel (81%), hotels (16%), car rentals (2%) and cruises (1%).

Several consumer portals are offering travel to the overall market online mainly in the United States of America. The rest of the world typically provides online travel via small travel agencies largely by phone. We plan to compete directly with these consumer portals. Unlike these portals, our licensed Travel Reservation System is solely dedicated to servicing and providing special travel services, destinations and prices to our Members.

The China Opportunity

Traditionally, access to Chinese airline content has been difficult for foreign companies to obtain.  The only direct path is through the Chinese global distribution system (“GDS”), TravelSky.  Unfortunately, this direct, but technology disadvantaged, path chosen by traditional GDSs, does not deliver the entire content of China’s 23 air carriers, nor does it make discounted fares available outside of China.   Besides the inbound market, the outbound market is also flourishing and China is now the fastest growing outbound tourism market in the world, according to the Chinese Department of Tourism (April 2012) (publicly available information on file with Privileged).  By 2020, it is estimated that more than 100 million Chinese will make outbound leisure trips annually (same source, publicly available information on file with Privileged).  Travel is becoming increasingly accessible to growing numbers of Chinese as a result of rapid economic growth and easier access to foreign visas. China also enjoys a vital domestic market and it is estimated that approximately 1.1 billion Chinese residents traveled throughout China in 2006.

In June 2012, Privileged’s related entity, Privileged Nevada, under a separate newly formed division named Privileged World Travel, entered into discussions and entered into a preliminary form of collaborative agreement in principal with a consortium of travel companies based in China that have the authorization to transport and arrange the trips designated by the Centralized Government Agency that was assigned the right to transport these groups of Chinese tourists. In October, Privileged finalized its negotiations with China International Group Travel (“CIGT”), a division of China International Travel Service Limited, a Republic of China Government Enterprise (“CITS”), relating to the provision of travel services by Privileged, and entered into the Travel Services Agreement, described above.

Privileged, pursuant to the Travel Services Agreement, and in coordination with CITG, will be arranging all the details of these trips to the United States.  Pursuant to this planned arrangement, Privileged would provide exclusive travel services to Chinese tourists visiting the United States through December 31, 2015.  Based on our discussions with the Chinese officials, management anticipates that Privileged will be able to provide its services to approximately 1,000,000 Chinese tourists, although there can be no guarantee as to the number of Chinese travelers we will be able to assist.

We believe we have a strong technology advantage over two of the main competitors in the China market, namely Ctrip.com and eLong.  We have built Red Dragon Express™, the only comprehensive travel solution where any traveler can create a local Chinese itinerary—including international and domestic segments—construct passenger records and clear payments, all on a seamless and low-cost basis.  The Red Dragon Express is part of the ReservationExpert software we have licensed from Triton.  Components of the Red Dragon Express can be used by CITG in connection with the domestic travel in China.

Another advantage is that the Red Dragon Express can be used by both the US market and the Chinese Domestic Market.  Members in the US market will be able to book all the travel services in mainland China, using the Privileged Red Dragon Express system, prior to their departure from the US.  Additionally, Members in the Chinese market will be able to use the Red Dragon Express for domestic travelling within China.  We believe that the proprietary Red Dragon Express travel solution will give Privileged a competitive advantage over other travel providers because of the ability to offer such comprehensive travel solutions in China. We will work with CITG to meet all requirements and procedures for travel to, within, and from China, and believe that the Red Dragon Express will offer a strong technological advantage.

Other Opportunities

In addition to China, Privileged considers Europe to be its second most fertile marketplace. Privileged believes that it can generate significant synergies and business development opportunities over time, and that the company can generate additional revenues, which will allow the company's returns to grow significantly, although there can be no guarantee of the Company’s acceptance in the European market.

We plan to aggregate travel inventory from major airlines, hotels, auto rental companies and other travel sellers and distribute them to the large travel agents.  The significant advantage that we have over other Travel Portals is that the other Travel Portals typically do not offer specially dedicated services to the travelers, and their pricing is generally higher than most of the travel providers.

Our management maintains that once our automated, web-based technology and low-fee structures are operational and we can offer our services to the travel market, we will be positioned to capture market share in large addressable markets. We plan to aggregate inventory from major airline carriers, small- to mid-sized airlines, local specialty airlines, intra-regional airlines, island-based carriers and airlines that do not have access to any significant markets; U.S. domestic specialty airlines and international carriers affiliated with the International Air Transportation Association; and air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing. Also, we will work directly with property management vendors and suppliers, including all types of hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts; car rental agencies; tour operators including bus tours, expeditions, walking tours, adventure packages; and all destination-based tour offerings; major cruise lines providing global sailing trips, regional cruise companies providing scenic or specialty cruises within a region, and special custom cruises such as sailing trips or river cruises; and local service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers.

Situation Analysis

We have been introducing our potential products and services to the market for very short time, and have been received very well by many initial contacts.  As noted above, we have a list of approximately 9 million initial prospective Members, which we can contact with respect to the opportunities to join the Privileged Travel Club. Marketing is now critical to our continued success and future profitability. Our target market appreciates upscale accommodations, gourmet food, and personalized attention at very reasonable prices.  We are committed to meet this market need with a variety of offerings.

Market Summary

Our management possesses good information about the market and knows a great deal about the common attributes of our most prized and loyal customers. We plan to leverage this information to better understand who is served, their specific needs, and how we can better connect with them.

Market Needs

We plan to provide our Members with a wide selection of high quality trips for worldwide travel. Members will have the option of buying complete packages, individual travel services, or building their own vacation trips. We seek to fulfill the following benefits that we have determined will be important to our Members:

•

Selection: We will provide a wide selection of different travel packages.

•

Accessibility: Our customers and Members can access the Privileged Travel Club from anywhere as long as they have access to the Internet.

•

Customer attention: Our Members will receive luxury level personal attention.

•

Competitive prices: We will provide luxury service and travel products at reasonable discounts.

Market Trends

As of early 2012, the travel industry was in an upward growth mode. Our Management believes that there are several reasons for this increase. First, there is a relative surplus of low priced travel services domestically. The devaluation of currency in other regions has made travel less expensive for U.S. residents. Pleasure travel increased by 3.2% in 2011 and is predicted to grow 2.0% in 2012, according to the December 2011 report of the American Society of Travel Agents for 2012 (publicly available information on file with Privileged).

Second, as the economy is getting healthier, management anticipates that this will result in more businesses growing and flourishing, which in turn will boost the domestic business travel an anticipated 4.8% in 2012 with an estimated increase of 3.6% in 2013, according to Plunkett Research (publicly available information on file with Privileged).

Pleasure travel is growing faster than any other segment of the travel industry. One theory for the recent increase is the increased interest in competitive amateur sports related to the strong competitive nature of younger Americans. Statistics show that approximately 8,000 U.S. companies offered different competitive sports packages that generated $17 billion in 2011, according to Travel and Tourism Forecast World (March 2012) (publicly available information on file with Privileged). There also has been a 66% increase in executive participation in these sports between 1996 and 2012.

Quick facts:

•

Leisure Travelers: More than 50% of the U.S. adult traveling population, or approximately 147 million people, have taken some sort of leisure travel trip in their lifetime, including approximately 98 million from 2006 to 2011. Approximately 31 million adults have traveled to witness a sports event, and an additional approximately 25 million have traveled by ship.

•

Vacations: Consisting of approximately 27 million travelers, customers tend to be younger and affluent, ages 25-45, and roughly one-fourth are from households with an annual income of $75,000 or more.

Market Growth

In 2011, leisure travel generated $38 billion dollars, in the United States, according to the American Society of Travel Agents (“ASTA”) February 2012 (publicly available information on file with Privileged).  Our management believes that the market is poised for growth.  This growth can be attributed to several factors.  The first factor is an increased appreciation for travel.  More and more people are recognizing the value in spending their free time away from home, participating in activities that they enjoy.

Another variable that is contributing to this market growth is that as Americans continue to work longer and longer work hours, they also are looking for leisure travel vacations that offer a release from their day-to-day work.  Our target market works hard, but also plays hard.  When they do take time off from work, they choose an activity that they thoroughly enjoy, to a large degree because vacations occur somewhat infrequently.

SWOT Analysis

The following SWOT (Strengths, Weaknesses, Opportunities, and Threats) analysis captures our key strengths and weaknesses, and describes the opportunities and threats we face.

Strengths

•

We have and plan to continue to hire excellent staff who are highly trained and very customer attentive.

•

We anticipate high member loyalty among repeat Members.

•

We believe we have a truly unique, high end, service offering.

Weaknesses

•

We may have difficulty finding employees who possess the necessary skills and customer-centric attitude.

•

We may find it difficult to continuously offer new and exciting trips while maintaining the level of quality that is established over time from repetitive trip offerings.

•

Having a customer base located worldwide may prevent Privileged from in-person communication with our Members.

Opportunities

•

We believe that there is a growing market that has yet to be adequately addressed.

•

We anticipate having a growing pool of potential customers as baby boomers retire and have time and money to spend.

•

We believe we will have the ability to spread fixed management overhead costs over an increasing number of offered trips.

Threats

•

Management expects that a slump in the economy could materially affect the travel industry.

•

Management believes that an increase in terrorist acts may chill Americans’ perception of safety when traveling, whether in the United States or abroad.

•

We will also be aware of and respond to the entrance of other travel clubs into Privileged’s niche market.

Competition

When we begin to provide travel services to our Members, we anticipate that we will face three primary groups of competitors.  Each of these competitors typically only operates in one or two product or service categories that overlap with our services.  Our Internet-based travel distribution system is a comprehensive system that seamlessly incorporates the individual services offered by competitive entities in each category.

We compete against entities with offerings similar to, but not as robust as, our on-line travel-related services, including the low price of membership, the quality of service provided, and the number and variety of the services offered. Representative competitors are the major Global Distribution System, or GDS, providers such as Sabre, Amadeus, and Galileo, in addition to certain smaller ones such as Abacus, which is 35% owned by Sabre.  (By way of background, a GDS is a computerized reservation network used as a single point of access for reserving airline seats, hotel rooms, rental cars, and other travel related items by travel agents, online reservation sites, and large corporations.)  Historically, the product offerings by these competitors have been very limited.  We believe we will be able to offer greater breadth and depth of inventory with superior graphical presentation at a much lower cost.  And, unlike the GDS, our offerings will have the distinct advantage of appearing in real time.

In addition, airlines, hotels, and cruise ship operators frequently do not provide their extensive inventories or best prices to online travel websites such as Expedia, Travelocity, Priceline and Orbitz.  We believe that we have built-in competitive advantages over GDS and online travel websites because of our access to the complete inventories and best fares and rates of several large operators.

The second group consists of Business-to-Business, or B2B, competitors.  Several small companies provide software solutions that address certain aspects of the global travel distribution industry but they are selling software and not providing actual services.  With certain of these competitors, their competency centers on their ability to develop Internet booking engines.  Others sell software with an emphasis on quality control assurance, while still others focus on corporate travel solution software.

Although Privileged’s initial Travel Club business will be focused on individual consumers and Members, management anticipates that Privileged in the future may also sublicense Triton’s ReservationExpert Software to other vendors in the travel industry.  Privileged’s management believes that our advantages over these competitors will include our proprietary reservation engine that can access many different databases, and that can provide instant inventory to travelers; real-time unlimited international inventory on all travel services; special discounts not available from other companies aggregating travel inventory; and specialized destinations and inventory, such as China and other destinations.

The third group represents indirect competitors to the supplemental portal product suite that will be offered to B2B subscribers.  Representative competitors are Travelocity, Expedia, Priceline, Orbitz and WorldRes.  These companies offer web-based search engines that assist the consumer in making travel arrangements directly over the Internet.  We will offer Chinese domestic travel inventory through its agency subscribers and compared to the GDS, the more robust PrivilegedTWIST inventory.  This inventory will include tours, merchandise, travel insurance and travel services such as travelers’ checks and visa services to China.

Marketing Strategy & Trends

The current Market

The tourism industry globally is projected to increase in excess of 25% by 2013, (WTTC, 2009 – publicly available information, on file with Privileged), in spite of the downturn realized during 2008.

Projected Market Size

The following tables include information that is collected by the International Association of Travel Agents (“IATA”), and is provided to all travel companies that aggregate international travel inventory, including Privileged.  The sources are on file with Privileged.

Results for World, Travel & Tourism activity (US$ bn), between 2007 - 2013

Travel & Tourism activity (US$ bn) (World)	2012	2013
Personal Consumption	$3,838.44	$4,057.73
Intermediate Consumption (transp. of persons)	$1,019.42	$1,077.3
Non-Market Products - Individual	$ 195.437	$204.479
Exports (Visitors) Services	$1,389.95	$1,492.43
Travel & Tourism Consumption	$6,443.25	$6,831.94
Non-Market Products - Collective	$252.411	$266.101
Gross Capital Formation	$1,911.8	$2,074.6
Exports (Non-Visitor) Merchandise	$1,248.37	$1,342.25
Travel & Tourism Demand	$9,855.83	$10,514.9
Industry Aggregates
Gross Domestic Product	$4,574.61	$4,828.78
Employment (000s)	$158,605	$161,769
Direct
Gross Domestic Product	$2,390.32	$2,522.28
Employment (000s)	$87,039.3	$88,791.5
Indirect
Gross Domestic Product	$2,184.28	$2,306.5
Employment (000s)	$71,565.9	$72,977.7
Imports	$1,868.64	$2,003.16
Other Taxes (Direct Only)
Total Taxes	$5,207.01	$5,414.11
Total Economy Aggregates
Gross Domestic Product	$7,340.58	$7,811.95
Employment (000s)	$260,083	$265,807
Direct
Gross Domestic Product	$3,687.58	$3,920.27
Employment (000s)	$139,956	$143,031

Indirect
Gross Domestic Product	$3,653	$3,891.67
Employment (000s)	$120,127	$122,776
Imports	$2,515.24	$2,702.94
Other Taxes (Direct & Indirect)
Other
Non-Market Products - Total	$447.848	$470.581

Projected Market Growth by region

Real Travel & Tourism Activity Growth Per Annum

Personal Travel & Tourism Growth %	2012	2013
China	9.6226	9.08006
Eastern Europe	5.38354	5.37983
European Union	2.73747	2.72714
Latin America	4.65479	4.56631
North America	2.96564	2.80997

Dynamic Package Market Trends

Annually, leisure packages sold are 75% higher than the non packaged travel (International Air Transport Association (January 2012) – publicly available information, on file with Privileged).  In general, these packages are hotel-centric. However, hotels have little opportunity to meet travelers’ other vacation needs on the hotel’s website. Therefore, due to brand loyalty, given the hotel-centric nature of the reservations, hotels are required to pay significant attention to satisfying their loyal clients.

•

22% of US online leisure travelers booked a package vacation in the past year.

•

45% of US package buyers booked a package online.

•

29% of US online package buyers researched their package online, but purchased offline.

Motivation:

The Brand, not the price.

Six out of 10 buyers agreed with the following statements: “I am willing to pay more for a noticeably better quality product or service.” “I am willing to pay more for travel products that save me time and hassles.” (Forrester, 2008 – publicly available information, on file with Privileged).

Passenger Leisure Reservation Trends

General Global Leisure Reservation Trends

Type of Travel	Online	Travel Agent
Air	55%	45%
Car	87%	13%
Hotel	82%	18%
Cruise	5%	95%
Air, Car, Hotel Bundle	64%	36%
Tour or Package	20%	80%

(Source: International Air Transport Association (January 2012) – publicly available information, on file with Privileged.)

Marketing Strategy & Target Market

US Market Strategy

In terms of technology, the US market lags behind the European market (Technology Travel Magazine, November 2011 – publicly available information, on file with Privileged). The European travel markets offer both professional and leisure reservation systems, whereas the US market only has the professional model, which limits the package market. Therefore, we plan to concentrate our marketing strategy to fill this gap. As there are currently no solutions available in the US market which directly compete with our product suite, our management believes that rapid market expansion is required to establish significant barriers to entry.

Key Considerations

Meeting the needs of the Members:

We anticipate that our web-based products and services will be available to all Member participants, and will address their needs by increasing the transparency of travel inventories; adding distribution channels for airlines, hotels, tour and cruise operators and car rental agencies; reducing the cost for actual bookings; broadening Members’ exposure to billions of dollars of potentially unsold inventory (a major industry problem); and furthering access to real-time inventories such as airline special fares not readily available, tours, regional airlines, bed and breakfasts, entertainment, sporting events, theaters, concerts and other travel services.

Web-based technology provides significant competitive advantages.

We believe we will have several advantages over many other travel competitor portals. Once we become operational, we will be a web-based system; our servers will connect directly to travel sellers’ databases and inventories. Members will be able to access the system through their own personal computers over the Internet. We do not plan to maintain mainframe computers or dedicated phone lines. As a result, we believe that our lower-cost and value-added suite of products will be accessible in a faster and easier-to-use format.

Privileged will offer cost and product advantages to travel industry buyers and sellers on a worldwide basis.

When consummating a booking, we plan to charge travel suppliers a fee. We will offer discounts to all travel Members. Additionally we will charge Members a service fee for providing all the inventory that Members require.

Large and diverse global marketplace provides many targeted revenue opportunities.

Our core business is the electronic distribution of travel inventory from airlines, car rental companies, hotels, tour and cruise operators and other travel sellers to our Members.

Transaction-based, scalable business model enhances financial visibility

Because the Company’s technology will be highly scalable, we will be able to accommodate large-scale volume with only modest additional capital expenditures.  Furthermore, we have the potential for multiple sources of income, both from travel industry buyers and sellers. Our systems are designed to receive transaction-based fees, as bookings occur, in several different product categories, all of which experience high domestic and international transaction volume.

We have a strong focus on China, one of the fastest growing travel markets.

The most significant barriers to China’s travel growth and industry profitability are the lack of technology integration and a labor-intensive fulfillment process. In light of the Travel Services Agreement (discussed above), and with our Red Dragon Express™, a comprehensive next generation solution, we are positioned to capture the accelerating migration from offline to online travel distribution, and to provide better technology tools and enhanced inventory to offline domestic travel Members. Internationally, we are at the forefront of linking China’s domestic distribution network to the worldwide network.

Strong management and experienced professional team

We are managed by travel industry veterans that bring us significant operating experience and established relationships with travel sellers, such as airlines, hotels and cruise operators. Mr. Lykiardopoulos, our Chief Executive Officer and Chairman, in particular, has extensive travel industry experience.  His relationships have been instrumental in negotiating contracts with a number of travel sellers. Additionally, we have attracted a management team with significant experience in operations, technology, travel industry management and sales, business development and financial oversight.

Employees

As of the date of this Report, we had 6 full-time employees.  Two of our employees, Messrs. Lykiardopoulos and Himmelmann, began work with us shortly following the acquisition of the Company’s shares by Mr. Lykiardopoulos.  The remaining four employees, who committed to come to work for the Company in early September, did not begin their employment with the Company until the first week in October.   We also work regularly with 10-15 consultants, mostly on intellectual property and information technology issues.    We believe that our relationship with our employees and consultants is good.

ITEM 1A.

RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 2.

PROPERTIES

We do not own any property. We rent office space for our principal executive offices at 1 Blackfield Drive, Tiburon, California 94920, USA.  The office space is leased on a monthly basis. The start date was June 1, 2012.  Lease payments are $800 per month.  We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and the Company’s operations grow, we anticipate finding other office space as needed.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our securities only recently were accepted for trading on the OTC Bulletin Board, and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of our stockholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation

Our common stock is currently quoted on The OTC Bulletin Board, under the symbol PVCL.  As of April 8, 2013, there had been no trades in our common stock.

Holders

As of the date of this Report, we had 39 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, the Company did not have an equity compensation plan.

Recent Sales of Unregistered Securities

In connection with the formation of the Company, the Company issued 10,000,000 shares to the founder and initial officer and director of the Company.  Subsequent to the Company’s Form 10 registration statement’s being declared effective by the SEC, the initial director sold the 10,000,000 shares to Mr. Lykiardopoulos, the Company’s Chairman, Chief Executive Officer, and President in a private resale transaction.  Mr. Lykiardopoulos then sold the shares to Triton Distribution Systems, Inc. (“Triton”), a company controlled by Mr. Lykiardopoulos.  Triton agreed to the cancellation of 1,875,000 of the shares, and retained 8,125,000 of the shares.

Additionally, in connection with the formation of the Company, on July 19, 2012, the Company’s Board of Directors granted an aggregate of 4,730,625 shares of the Company’s common stock to ten individuals and entities who had provided services to the Company, Triton, or Privileged, Inc., a Nevada corporation (“Privileged Nevada”), an entity owned by Triton.  The services provided included providing financing for an evaluation report of the Triton technology prior to the execution of the License Agreement; providing consulting and professional services to the Company, including assisting the Company in adapting the Triton Reservation Expert Software into the Company’s operations; management of creditors and settlement of obligations; preparation of financial information in connection with the filing of the Company’s registration statement; and providing technical support for the Reservation Expert Software and its implementation into Privileged’s business.  The Board of Directors of Privileged decided to compensate these individuals with shares of Privileged common stock.

Additionally, Gregory Lykiardopoulos is our Chief Executive Officer and Chairman of our Board of Directors.  Mr. Lykiardopoulos was instrumental in the formation of Privileged Nevada, negotiation of the acquisition of APEX 4, and founding the business of the Company and of Privileged Nevada.  Mr. Lykiardopoulos worked for nearly six months to establish our business, and agreed to receive the shares listed in the table above as partial compensation for his efforts.

Former Triton Creditors

The Company’s initial shareholders also include 28 stockholders who received shares in exchange for debts owed by Triton.  Ten of these original stockholders, who are former creditors of Triton, agreed to exchange their right to receive repayment of their obligations from Triton for shares of our Common Stock at a price of $1.00 per share, together with our agreement to file a registration statement covering the resale of up to five percent (5%) of the shares issued in exchange for Triton’s debt.  An additional 18 of these original stockholders entered into an agreement with the UCST Business Trust, whereby they transferred their right to receive payment from Triton for Trust Certificate Units in the Trust.  The UCST Business Trust exchanged the Triton obligations for shares of the Company’s Common Stock, which will be issued to these stockholders in addition to the Trust Certificate Units.

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

The shares of common stock issued in the above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from registration under Section 4(2) of the Securities Act, promulgated under the Securities Act.

Regulation S Offering – Common Stock Purchase Agreement

On October 5, 2012, the Company entered into an agreement to sell and issue 5,000,000 shares of its restricted common stock in exchange for a purchase price of Five Million Dollars ($5,000,000).

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, was to be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares.  As of April 8, 2013, the Company had received $500,000 of the purchase price, and the investor had committed to paying the remaining amount.

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

No public solicitation was undertaken in connection with the private purchase and sale of the shares.  The investor had a pre-existing business relationship with the Company and its officers and directors, although the investor was not an affiliate of either Triton or the Company, and would not be considered a “related party” of either company under SEC rules.

The sale of the shares in the offering listed above was not registered under the Securities Act  in reliance upon the exemption from registration under Section 4(2) of the Securities Act, and in Regulation S.

ITEM 6.

SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included elsewhere in this report.

Privileged World Travel Club, Inc.
Selected Historical Financial Information

Statements of Operations Data
For the Period
From May 18, 2012
(Date of Inception) To
December 31, 2012

Revenue	$-
Operating expenses	216,723
Net Loss	$(215,723)

Balance Sheet Data
December 31, 2012

Current Assets	$100
Total Assets	29,265
Current Liabilities	194,366
Total Liabilities	194,366
Stockholders' Equity (Deficit)	$(165,101)

Privileged World Travel Club, Inc.
Selected Historical Financial Information

Cash Flow Data
For the Period
From May 18, 2012
(Date of Inception) To
December 31, 2012

Net cash provided by operating activities	$100
Net cash used in investing activities	-
Net cash provided by financing activities	-
Net increase in cash and cash equivalents	$100

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We were incorporated in Delaware on May 18, 2012, as APEX 4, Inc., and on June 6, 2012, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company.

On July 17, 2012, Richard Chiang, then our sole director and shareholder, appointed Gregory Lykiardopoulos, Chairman and CEO of Triton Distribution Systems, Inc. as a director.  Subsequently, on July18, 2012, Mr. Chiang and Mr. Lykiardopoulos entered into a Stock Purchase Agreement whereby Mr. Lykiardopoulos purchased 10,000,000 shares of our common stock, for a purchase price of $40,000, from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock.  Mr. Chiang then resigned from all positions.  Mr Lykiardopoulos subsequently changed the name of the Company from APEX 4, Inc., to Privileged World Travel Club, Inc.

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

Privileged will have three principal sources of revenue, all discussed in more detail below.  We will charge the consumers an annual membership fee to be Members of the Privileged Travel Club. Additionally, we will collect a commission fee from the travel suppliers (cruise companies, hotels, etc.) that wish to aggregate their inventory to the consumers directly, bypassing any travel agent.  Finally, we will receive fees for special services provided to companies and business partners, such as CIGT.

Initially, we anticipate that a large majority of our revenues will come from the purchase of Memberships in the Travel Club, as our Membership base builds.  However, over time, we anticipate that the sale of Memberships, which will remain a constant marketing focus, will lessen compared to the other anticipated sources of revenues.  Management projects that our revenues eventually will be generated approximately 30% from the purchase of Memberships, 50% from the purchase of travel and travel related services, and 20% from the sale of special services provided to companies and business partners.  However, there can be no guarantee that our revenues will be apportioned as listed.

Membership Fees

Travelers wishing to buy travel directly from Privileged through our website will first need to sign up and become a Member of the Privileged Travel Club, once our websites become operational. We will be introducing 9 different membership packages at prices ranging from $20.00 to $150.00 for an annual membership. All membership packages will allow access to our discounted travel products, such as airline tickets, hotels, motels, resorts, rental car companies, tour packages, cruises and domestic and international traveling organized tours. All these travel products will be only specially and exclusively offered to Travel Club Members.  As discussed in more detail below, we have acquired lists of over nine million potential members.  We plan to contact these potential members directly, initially through e-mail, and then through personal contacts, to describe the Privileged Travel Club, and to offer introductory discount rates on Memberships.

Commissions

With respect to commissions, it is customary in the travel industry for the travel vendors to pay a commission to travel sellers that are selling their products to the consumers without a written contract. These commissions range in percentage, although 10% is fairly standard.  As we begin to generate travel purchases through our Members, and as we work with various travel sellers, we anticipate that we will receive these standard commissions.

If we are able to build the Travel Club Membership base to a large size, and are able to purchase travel on a large scale, we may be able to enter into agreements with certain of the travel sellers for either discounted travel or higher commissions.  Anything that includes deep discounts, higher volume commissions, advertising dollars or additional override commissions out of the norm would need to be accompanied by an agreement or contract between the Company and travel seller.  As of the date of this Report, we did not have any such agreements.

Therefore at the present time we do not anticipate and we do not need any formal agreements or contracts with the travel suppliers. If the Company starts producing extensive bookings, then we may be able to put in place contracts with the different travel suppliers for higher commissions and remunerations.

CIGT Travel Services Agreement

On October 8, 2012, the Company entered into a Travel Services Agreement (the “Travel Agreement”) with China International Group Travel (“CIGT”), a division of China International Travel Service Limited, a Republic of China Government Enterprise (“CITS”), relating to the provision of travel services by the Company.  Pursuant to the Travel Agreement, the Company agreed to build and develop a travel-related website (the “Privileged Website”), using proprietary reservation software, that will permit the preparation of consolidated itineraries for travel within China, through a link to an external Chinese GDS to be provided by CIGT, and for international travel and travel within the US, including travel relating to the following cities: San Francisco, California; Los Angeles, California; Las Vegas, Nevada; Chicago, Illinois; Miami, Florida; Boston, Massachusetts; New York, New York; New Orleans, Louisiana; and Orlando, Florida (collectively, the “Travel Cities”).  Additionally, through the  Privileged Website, the Company agreed to provide consolidated itineraries for both the Chinese domestic travel and international travel to and among the Travel Cities by Chinese Citizens traveling to any one or more of the Travel Cities (collectively, the “Covered Travelers”).  Finally, the Company agreed to work with CIGT to arrange package tours to the Travel Cities, and will provide tour guide and assistance for such tours, pursuant to agreements, the terms and conditions of which will be determined by the Parties.

In exchange for these services to be provided by the Company, pursuant to the Travel Agreement, CIGT agreed to book all travel for the Covered Travelers through the Privileged Website.  CIGT further agreed to use the Privileged Website to book all domestic travel for the Covered Travelers in connection with their travel to the Travel Cities, using the link to TravelSky (a Chinese State-owned enterprise and dominant provider of IT solutions to China's air travel and tourism industries) on the Privileged Website.   Moreover, CIGT agreed to pay a fee to Privileged for all booked travel pursuant to the terms to be provided by the Company in connection with applicable tour packages for the Travel Cities once the Privileged Website is operational and CIGT can begin booking travel.  Finally, the Company anticipates that it will work with CIGT in connection with the arrangement of packaged tours and the fees to be paid to the Company for arranging and managing the tours.

In general, the Covered Travelers who purchase travel through CIGT will not be required to become Members of the Privileged Travel Club, principally because of the difficulty of accessing and purchasing travel through a means other than through CIGT.  CIGT, as a division of CITS, a Republic of China Government Enterprise, is able to arrange for the necessary international travel visas and other required government travel documentation for the Covered Travelers, which are not available directly through Privileged.  Should any Covered Traveler choose to purchase travel directly from Privileged, rather than through CIGT, such traveler would be required to become a Member of the Privileged Travel Club.

List Purchase Agreement – Potential Members

In September 2012, we issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under obligations owed by Triton.   The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to us in exchange for the shares was $5,595,500 which was recorded by us as promissory notes.  These notes were all past due, and bore interest at rates ranging from 10%  to 18%.  On October 10, 2012, the Company entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton that was agreed to prior to September 30, 2012, pursuant to which Triton sold a list of potential members to us, and we agreed to the cancellation and return to Triton of $5,595,500 in promissory notes which we had acquired.  The notes had previously been issued by Triton to certain individuals and investors in Triton, who subsequently had exchanged their notes, either directly with us for the issuance of shares of our restricted common stock, or with the UCST Trust, which had exchanged the notes with us for the issuance of shares of our restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As we and Triton are considered related parties, we have followed the guidance in ASC 470-50-40 and have recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital which reduced the carrying value of the note receivable to $30,700.

As we are just commencing our planned operations, we plan to fund our operations from loans from Triton and our chairman, and we plan to raise equity capital by offering shares of our common stock to investors.  On October 5, 2012, we entered into a stock purchase agreement with an investor who agreed to purchase 5,000,000 shares of our restricted common stock for an aggregate purchase price of $5,000,000, to be paid within 10 days of the effectiveness of the Company’s Registration Statement’s being declared effective.  As of the filing of this Annual Report, $500,000 of the purchase price has been paid.  For the next twelve months, we anticipate we will need approximately $1,500,000 to cover our operating expenses plus an additional $2,000,000 for our royalty payment due to Triton at the end of the next twelve month period.  Our operational milestones over the next 12 months include the following: we anticipate that our domestic website will be operational by the end of calendar 2012, which will permit us to begin accepting applications for Membership; during the second quarter of 2013, we anticipate that the domestic travel website and the two Chinese travel websites will become operational, which will permit us to begin booking travel both domestically and internationally.  We anticipate that we will begin generating revenues during the second or third quarters of 2013.  The costs of these milestones are included in the table below.

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

As of the date of this Report, we continued to develop our business, our websites, and to implement our business and operating strategy, and our websites were not yet operational for purchase of Memberships or travel.  For our website to be operational to the point that a potential Member may purchase a Membership, additional development work will need to be undertaken, and we will need to engage one or more merchant banks to assist us with credit card processing.  In furtherance of these efforts, we have entered into a merchant credit card agreement with Pay By Web, Inc. (a registered ISO/MSP of Wells Fargo Bank, N.A.), to enable Members and travelers to use different credit cards, such as VISA, MasterCard, Carte Blanche, Discovery, and others to purchase Memberships and pay for travel and related services once the Company’s websites are fully operational. (We had entered into a previous agreement with World Financial National Bank, which agreement was subsequently terminated.) We may enter into further merchant account agreements as necessary.  Management anticipates that the integration of the services provided by these accounts will be ready before the end of the calendar year, although there can be no guarantee.

Critical Accounting Policies

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

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

In September 2012, we issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under promissory note obligations (the “Notes”) owed by Triton.   (The Notes bore interest at rates ranging from 10% to 18%, were originally issued between February 2008 and January 2009, had terms ranging from two weeks to 14 months, were due between January 2008, and December 2009, and were all in default at the time of the issuance of the shares in exchange for the Notes.)  The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of Notes given to us in exchange for the shares was $5,595,500.  As discussed in Note 4 to the financial statements included elsewhere in this Annual Report, on October 10, 2012, we entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton, pursuant to which Triton sold a list of potential members to us, and we agreed to the cancellation and return to Triton of $5,595,500 in promissory Notes which we had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their Notes, either directly with us for the issuance of shares of our common stock, or with the UCST Trust, which had exchanged the Notes with us for the issuance of shares of our restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As we and Triton are considered related parties, we have followed the guidance in ASC 470-50-40 and have recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact our financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the FV of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a significant impact our financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income”.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, and entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

None.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.

OTHER ITEMS

Registration Statement; OTC BB

On January 18, 2013, a registration statement on Form S-1 (the “Registration Statement”), filed to register the resale of shares of common stock held by 38 selling shareholders named in the Registration Statement, was declared effective by the Commission.

Additionally, on March 4, 2013, our common stock became eligible for trading on the OTC Bulletin Board with the ticker symbol PVCL.

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second quarter of 2013.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information concerning our directors and executive officers as of April 8, 2013.

Name	Age	Position
Gregory Lykiardopoulos	66	Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer)
Adam Himmelman	41	Director, Chief Technical Officer

The initial management team consists of Gregory E. Lykiardopoulos, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer; and Adam Himmelman, Director and Chief Technical Officer.  Both Mr. Lykiardopoulos and Mr. Himmelman are also officers, and Mr. Lykiardopoulos is a director, of Triton Distribution Systems, Inc., a shareholder of the Company.

Gregory E. Lykiardopoulos. Mr. Lykiardopoulos was appointed as the Chief Executive Officer, President, and Chief Financial Officer by the Company’s Board of Directors. His responsibilities include but are not limited to:

•

Advise the Board and carry out tasks assigned by the Board;

•

Oversee daily operations, project planning, and special events, working closely with each program coordinator;

•

Personnel management (recruitment, hiring, training, evaluation and termination of staff);

•

Together with the Operations Director, develop and manage the annual budget for board approval, including necessary revisions;

•

Program development;

•

Supervision of artistic staff;

•

Develop network of support within the arts community; and

•

Develop and implement outreach program.

Biographical Information: Mr. Lykiardopoulos currently serves as the Chairman and CEO of Triton Distribution Systems, Inc. (“Triton”), where he has served since January 2006.  From 1999 until January 2006, Mr. Lykiardopoulos founded and operated GRSNetwork, Inc., a company engaged in a Web-based travel business. GRS terminated its operations in January 2006. Mr. Lykiardopoulos is fluent in six languages. He received a B.A. degree in Business Administration from the American University in Cairo, Egypt.

Adam Himmelman.  Mr. Himmelman was hired as the Company’s Chief Technical Officer in July 2012.  His responsibilities include but are not limited to:

•

Software Development;

•

Overseeing Company Computer Network;

•

Technical Support;

•

Designing New Product access from the software requirements; and

•

Overseeing Company Employee training for the Computer System requirements.

Biographical information: Mr. Himmelman joined Privileged in July 2012 as a director and the Chief Technical Officer.  Mr. Himmelman also serves as the Vice President, Technology Development, for Triton, which he joined in February 2006.  Mr. Himmelman oversees the Company’s information technology, product development and architecture.  Mr. Himmelman is also responsible for setting the strategic direction of the company’s technology development efforts and for managing the day-to-day efforts of the development team. Mr. Himmelman has held positions in many facets of technology development including Director of Engineering, Chief Software Architect and Senior Software Engineer in the fields of insurance, travel, imaging and GPS development.

From 2000 to 2003, Mr. Himmelman pioneered a new telephony GPS-enabled mapping system to be utilized by major cellular companies and delivered to a variety of personal mobile devices. The crux of the system was built on a new mapping instruction protocol aimed at reducing bandwidth by 75% over the transmission of imagery. Between 2000 and 2003 he was responsible for the development of a travel reservation system offering advanced functionality and an easy-to-use interface to consumers, professional agents and automated third-party vendors.  Mr. Himmelman received a Bachelors of Computer Science degree specializing in Virtual Reality from the University of Advanced Computer Technology, in Phoenix, Arizona, in 1999.

Meetings of the Board of Directors

Mr. Lykiardopoulos was elected director by the former sole stockholder of the Company in July 2012.  The other director was elected in August 2012.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  As of the date of this Report, the Board of Directors had no standing audit, compensation, nominating or other committees, although the Board intends to establish such committees in the future.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors.  However, because our stock has been accepted for trading on the OTC Bulletin Board, which does not require independent directors, we are not required to have independent directors.  We anticipate appointing independent directors as required in the future.

Audit Committee

As of the date of this Report, we did not have a standing Audit Committee.  We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.  As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

Compensation Committee

As of the date of this Report, we did not have a standing Compensation Committee.  We intend to establish a Compensation Committee of the Board of Directors.  The Compensation Committee would review and approve our salary and benefits policies, including compensation of executive officers.  The Compensation Committee would also administer any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the date of this Report, we did not have a standing Nominating and Corporate Governance Committee.  We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The Company was formed in May, 2012.  Privileged, Inc. (“Privileged Nevada”), a related company which had operations prior to the acquisition of the Privileged Nevada shares by Triton, was formed May 1, 2012.   No officer or director has received any compensation from the Company, other than the shares of stock discussed below, since the inception of the Company or Privileged Nevada. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 8, 2013 regarding the number of shares of Common Stock beneficially owned by (i) each person or entity known to us to own more than five percent of our Common Stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.  The percentages are based on total outstanding shares of 23,451,125 as of April 8, 2013.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percentage of class
Common Stock	Gregory Lykiardopoulos, Chairman, President, Chief Executive Officer, Chief Financial Officer (2)	8,775,000	37.42%
Common Stock	Triton Distribution Systems, Inc. (3)	8,125,000	34.65%
Common Stock	Wendell Y.M. Lew Revocable Living Trust 1288 Ala Moana Blvd., #36L, Honolulu HI	3,000,000	12.79%
Common Stock	Adam Himmelman, Director	125,000	*
Common Stock	Asia Pacific Financial Company, Ltd.	5,000,000	21.32%
Common Stock	All Officers and Directors As a Group (2 persons)	8,900,000	37.95%

________________

* Less than one percent of the issued and outstanding Common Stock.

(1)

Except as otherwise indicated, the address of the stockholder is: c/o Privileged World Travel Club, Inc., 1 Blackfield Drive, Tiburon, California 94920.

(2)

Amount indicated includes (i) 650,000 shares owned of record by Mr. Lykiardopoulos, and (ii) 8,125,000 shares owned by Triton Distribution Systems, Inc., a company of which Mr. Lykiardopoulos is the sole officer and director.

(3)

As noted above, Mr. Lykiardopoulos is the sole director and officer of Triton Distribution Systems, Inc.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Gregory Lykiardopoulos; Triton Distribution Systems, Inc.

Mr. Gregory Lykiardopoulos, Chairman, Chief Executive Officer, and President of Privileged World Travel Club, Inc., is also the sole officer and director of Triton Distribution Systems, Inc. (“Triton”).  Pursuant to the License Agreement, the terms of which are disclosed above, Triton licensed its Travel Reservation Expert software (the “Software”) to the Company, in exchange for a license fee of $150,000, and an annual royalty of $2,000,000.

Additionally, following the formation of the Company and its filing of the registration statement on Form 10 with the SEC, Mr. Lykiardopoulos purchased from the prior stockholder of the Company 10,000,000 shares of the Company’s Common Stock, which constituted 100% of the issued and outstanding shares of the Company at the time.  Subsequently, Mr. Lykiardopoulos sold the shares to Triton, which agreed to cancel 1,875,000 shares, leaving Triton with 8,125,000 shares of Common Stock.  On July 19, 2012, Mr. Lykiardopoulos was issued a total of 750,000 shares of Common Stock as partial compensation for certain services provided to the Company and Privileged Nevada.

Alexander Lykiardopoulos

On August 1, 2012, the Company entered into a consulting agreement with Alexander Lykiardopoulos to commemorate the services provided prior to that date, and to spell out the services to be provided, including providing technical support relating to the integration of the Software, assisting with the development of the website, and introductions to other IT consultants.  Pursuant to this Agreement, the Company agreed to issue 750,000 shares of the Company’s common stock as payment for the services provided and to be provided.  Alexander Lykiardopoulos is the son of Gregory Lykiardopoulos.

Director Independence

As of the date of this Report, we had no independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Bulletin Board, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2012:

Adam Himmelman had not filed a Form 3 to report his ownership as of the date of this Report.  He was appointed a director of the Company on August 22, 2012.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kenne Ruan, CPA, P.C., an independent registered public accounting firm (“KR”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by KR for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $8,500 for the year ended December 31, 2012.

Audit Related Fees

There were no fees billed by KR for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2012.

Tax Fees

There were no fees billed by KR for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2012.

All Other Fees

There were no fees billed by KR for other products and services for the year ended December 31, 2012.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit No.	Description
3(i)	Certificate of Incorporation (Previously filed as an exhibit to the Company’s Form 10 Registration Statement, filed with the Commission on June 5, 2012)
3(ii)	Bylaws (Previously filed as an exhibit to the Company’s Form 10 Registration Statement, filed with the Commission on June 5, 2012)
4	Specimen Stock Certificate (Previously filed as an exhibit to the Company’s Form 10 Registration Statement, filed with the Commission on June 5, 2012)
10.1

License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 28, 2012)

10.2	Consulting Agreement – Legacy Opportunity Fund (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.3	Consulting Agreement – Adam Himmelman (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.4	Consulting Agreement – Alexander Lykiardopoulos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.5	Consulting Agreement – Charles Wagner (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.6	Consulting Agreement – David Sao Marcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.7	Consulting Agreement – Michelle Lu (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)
10.8	Travel Services Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)
10.9	Prospective Member List Purchase Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)
10.10	Credit Card Processing Agreement (Previously filed, and subsequently canceled)
10.11	Merchant Credit Card Agreement (previously filed as an exhibit to a Registration Statement on Form S-1/A, filed with the Commission on November 8, 2012)
10.12	Project Design and Administration Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed on December 7, 2012)
23	Consent of Auditor
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVILEGED WORLD TRAVEL CLUB, INC.

By: /s/ Gregory Lykiardopoulos

Gregory Lykiardopoulos

Chief Executive Officer

(Principal Executive Officer)

Date: April 11, 2013

By: /s/ Gregory Lykiardopoulos

Gregory Lykiardopoulos

Chief Financial Officer

(Principal Financial Officer)

Date: April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 11, 2013

By: /s/ Gregory Lykiardopoulos

Gregory Lykiardopoulos

Chief Executive Officer, Chief Financial Officer, and Director

(Principal Executive Officer, Principal Financial Officer)

Dated: April 11, 2013

By: /s/ Adam Himmelman

Adam Himmelman

Director

Privileged World Travel Club, Inc.

(formerly known as APEX4 Inc.)

(A Development Stage Company)

 Financial Statements

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Privileged World Travel Club, Inc.,

(A Development Stage Company)

We have audited the accompanying balance sheet of Privileged World Travel Club, Inc (formerly Apex 4, Inc.) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the period from May 18, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Privileged World Travel Club, Inc as of December 31, 2012 and the results of its operations and its cash flows for the period from May 18, 2012 ( inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company’s lack of liquidity and losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

March 29, 2013

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
BALANCE SHEETS

December 31,
2012

ASSETS
CURRENT ASSETS:
Cash	$100

Total current assets	100

INTANGIBLE ASSET	29,165

TOTAL ASSETS	$29,265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$124,268
Due to related party	70,098

TOTAL CURRENT LIABILITIES	$194,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 authorized shares, none shares issued and outstanding

Common stock, $0.0001 par value, 100,000,000 authorized shares, 18,451,125 shares issued and outstanding
1,845
Additional paid-in capital	48,777
Deficit accumulated during development stage	$(215,723)
Total stockholders' deficit	(165,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,265

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS

Cumulative
From May 18, 2012
(Date of Inception)
To December 31, 2012

Revenue	$-

Operating expenses
General and administrative	214,723
Organization and related	2,000
Total Operating expenses	216,723

Loss from operations	(216,723)

Other income	1,000

Net Loss	$(215,723)

Basic and diluted loss per share	$(0.01)

Weighted average common shares outstanding	$14,666,432

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO DECEMBER 31, 2012

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Captial	Stage	Deficit
Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000	-	-	1,000
Cancelation of shares	(1,875,000)	(188)	188	-	-
Shares issued for services in July 2012	4,730,625	473	18,449	-	18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940	-	5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.	-	-	(5,564,800)	-	(5,564,800)
Net loss	-	-	-	(215,723)	(215,723)

Balance, December 31, 2012	18,451,125	$1,845	$48,777	$(215,723)	$(165,101)

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

From May 18, 2012
(Date of Inception)
To December 31, 2012

Cash flows from operating activities:
Net loss	$(215,723)
Adjustments to reconcile net loss to net cash provided by operating activities:

Shares issued for services	19,922
Amortization	1,535
Change in working capital components
Due to related party	70,098
Accounts payable and accrued expenses	124,268

Net cash provided by operating activities	100

Cash flows from investing activities:
Net cash provided by investing activities	-

Cash flows from financing activities:
Net cash provided by financing activities	-

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for exchange of debt of related party	$5,595,500

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.

(formerly known as APEX 4 Inc.)

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The unaudited consolidated financial statements were prepared by Privileged World Travel Club, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  The results for the period ended December 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2012.

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of December 31, 2012, the Company performed the required impairment review and no impairment adjustment was required.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America (“US GAAP”) and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance was effective for us beginning May 18, 2012.  The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income”.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, and entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

Also see Notes 5 and 6 below for additional related party transactions.

Note 5 – Intangible Asset

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

Intangible asset at December 31, 2012consisted of the following:

Customer list	$30,700
30,700
Less: Accumulated amortization	(1,535)
Intangible asset, net	$29,165

Amortization of intangible assets is as follows, by years from December 31, 2012:

Year ending December 31,
2013	$6,140
2014	6,140
2015	6,140
2016	6,140
2017	4,605
$29,165

Note 6 – Stockholders’ Equity

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

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares and as of March __, 2013, the purchaser had paid $500,000 toward the purchase of these shares.

Note 7 – Travel Service Agreement

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

Note 8 – Commitment and Contingency

There is no commitment or contingency to disclose as of December 31, 2012.

Note 9 – Subsequent Events

Management has evaluated subsequent events up to and including March 29, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events except for the following.

On January 18, 2013, the Company’s registration statement on Form S-1 was declared effective.