Form 10-Q
period 2013-03-31
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2013-05-20
CIK 1550536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

On May 20, 2013, 23,451,125 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$500,360	$100

Total current assets	500,360	100

INTANGIBLE ASSET	27,630	29,165

TOTAL ASSETS	$527,990	$29,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$174,241	$124,268
Due to related party	61,238	70,098
Due to officer	14,608

TOTAL CURRENT LIABILITIES	$250,087	$194,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 authorized shares, none shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000 authorized shares, 18,951,125 and 18,451,125 shares issued and outstanding	1,895	1,845
Additional paid-in capital	548,727	48,777
Deficit accumulated during development stage	$(272,719)	$(215,723)
Total stockholders' deficit	277,903	(165,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$527,990	$29,265

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)

		Cumulative
	Three Months	From May 18, 2012
	Ended	(Date of Inception)
	March 31, 2013	To March 31, 2013

Revenue	$-	$-

Operating expenses
General and administrative	56,996	271,719
Organization and related	-	2,000
Total Operating expenses	56,996	273,719

Loss from operations	(56,996)	(273,719)

Other income	-	1,000

Net Loss	$(56,996)	$(272,719)

Basic and diluted loss per share	$(0.00)	$(0.02)

Weighted average common shares outstanding	$18,545,569	$15,767,764

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO DECEMBER 31, 2012

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Captial	Stage	Deficit

Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000		-	1,000
Cancelation of shares	(1,875,000)	(188)	188		-
Shares issued for services in July 2012	4,730,625	473	18,449		18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940		5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.			(5,564,800)		(5,564,800)
Net loss	-	-	-	(215,723)	(215,723)

Balance, December 31, 2012	18,451,125	1,845	48,777	(215,723)	(165,101)

Shares issued for cash in March 2013	500,000	50	499,950	-	500,000
Net loss	-	-	-	(56,996)	(56,996)

Balance, March 31, 2013 (unaudited)	18,951,125	$1,895	$548,727	$(272,719)	$277,903

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)
		Cumulative
	Three Months	From May 18, 2012
	Ended	(Date of Inception)
	March 31, 2013	To March 31, 2013

Cash flows from operating activities:
Net loss	$(56,996)	$(272,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	19,922
Amortization	1,535	3,070
Change in working capital components		-
Due to related party	(8,860)	61,238
Accounts payable	49,973	174,241

Net cash used in operating activities	(14,348)	(14,248)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Advances from officer, net	14,608	14,608
Proceeds from the sale of common stock	500,000	500,000

Net cash provided by financing activities	514,608	514,608

Net increase in cash and cash equivalents	500,260	500,360
Cash and cash equivalents at beginning of period	100	-

Cash and cash equivalents at end of period	$500,360	$500,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for exchange of debt of related party	$-	$5,595,500

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
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

The unaudited consolidated financial statements were prepared by Privileged World Travel Club, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  The results for the period ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2013.

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of March 31, 2013 and December 31, 2012, the Company performed the required impairment review and no impairment adjustment was required.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America (“US GAAP”) and IFRS. ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance was effective for us beginning May 18, 2012.  The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income . ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (“ASC”) 220, Comprehensive Income , and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not have a significant impact the Company’s financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

In September 2012, the Company issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under obligations owed by Triton.   The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of obligations given to the Company in exchange for the shares was $5,595,500.  As discussed in Note 5, on October 10, 2012, the Company entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton, pursuant to which Triton sold a list of potential members to the Company, and the Company agreed to the cancellation and return to Triton of $5,595,000 in promissory notes which the Company had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their Notes, either directly with the Company for the issuance of shares of the Company’s common stock, or with the UCST Trust, which had exchanged the Notes with the Company for the issuance of shares of the Company’s restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As the Company and Triton are considered related parties, the Company has followed the guidance in ASC 470-50-40 and has recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital.

During the period ended March 31, 2013, Mr. Lykiardopoulos advanced $14,608 to the Company.  The advance is non-interest bearing and payable upon demand.

Also see Note 5 below for additional related party transactions.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Intangible asset at March 31, 2013, and December 31, 2012, consisted of the following:

	March 31	December 31,
	2013	2012

Customer list	$30,700	$30,700
	30,700	30,700
Less: Accumulated amortization	(3,070)	(1,535)
Intangible asset, net	$27,630	$29,165

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  On January 18, 2013, the Company’s registration statement on Form S-1 was declared effective.  The purchaser is committed to purchasing the shares and as of March 31, 2013, the purchaser had paid $500,000 toward the purchase of these shares.   The Company has issued 500,000 shares in connection with the initial payment, and recognizes its obligation to issue the remaining 4,500,000 shares upon payment of the proceeds.

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

Note 8 – Commitment and Contingency

There is no commitment or contingency to disclose during the quarter ended March 31, 2013.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Note 9 – Subsequent Events

Management has evaluated subsequent events up to and including May 17, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events except for the following:

On May 13, 2013, the Company announced that it had entered into an exclusive partnership agreement (the “SCLC Agreement”) with the Southern Christian Leadership Conference, which is a nonprofit organization. The Southern Christian Leadership Conference is an African-American civil rights organization.

Pursuant to the SCLC Agreement, the Company will be branded as the official "Travel Club" Partner of the SCLC, and will be entitled to several benefits to represent the close partnership relationship between SCLC and Privileged.  Additionally, pursuant to the SCLC Agreement, the Company will participate in previously scheduled events such as the 50th Anniversary of March on Washington, the 57th SCLC Conference, and the Kingonomics Entrepreneurship Conference.

As of the date of this Report, the Company was working to prepare a definitive version of the SCLC Agreement.

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

On July 17, 2012, Richard Chiang, then our sole director and stockholder, appointed Gregory Lykiardopoulos, Chairman and CEO of Triton Distribution Systems, Inc. as a director.  Subsequently, on July18, 2012, Mr. Chiang and Mr. Lykiardopoulos entered into a Stock Purchase Agreement whereby Mr. Lykiardopoulos purchased from Mr. Chiang 10,000,000 shares of our common stock, for a purchase price of $40,000, which constituted 100% of our issued and outstanding shares of common stock.  Mr. Chiang then resigned from all positions.  Mr. Lykiardopoulos subsequently changed the name of the Company from APEX 4 Inc., to Privileged World Travel Club, Inc.

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

As we are just commencing our planned operations, we plan to fund our operations from loans from Triton and our chairman, and we plan to raise equity capital by offering shares of our common stock to investors.  On October 5, 2012, we entered into a stock purchase agreement with an investor who agreed to purchase 5,000,000 shares of our restricted common stock for an aggregate purchase price of $5,000,000, to be paid within 10 days of the effectiveness of the Company’s Registration Statement’s being declared effective.  As of the filing of this Annual Report, $500,000 of the purchase price has been paid.  For the next twelve months, we anticipate we will need approximately $1,500,000 to cover our operating expenses plus an additional $2,000,000 for our royalty payment due to Triton at the end of the next twelve month period.  Our operational milestones over the next 12 months include the following: we anticipate that our domestic website will be operational by the end of calendar 2012, which will permit us to begin accepting applications for Membership; during the second or third quarter of 2013, we anticipate that the domestic travel website and the two Chinese travel websites will become operational, which will permit us to begin booking travel both domestically and internationally.  We anticipate that we will begin generating revenues during the second or third quarters of 2013.  The costs of these milestones are included in the table below.

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

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, management performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, was to be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  The purchaser is committed to purchasing the shares.  The Registration Statement was declared effective in January 2013.   On March 14, 2013, the purchaser paid $500,000 of the purchase price to the Company.  The Company has issued 500,000 shares in connection with the initial payment, and recognizes its obligation to issue the remaining 4,500,000 shares, which are included in the total issued and outstanding reflected on the cover page of this Report.

Item 5.                 Other Information

On May 13, 2013, the Company announced that it had entered into an exclusive partnership agreement (the “SCLC Agreement”) with the Southern Christian Leadership Conference, which is a nonprofit organization. The Southern Christian Leadership Conference is an African-American civil rights organization.

Pursuant to the SCLC Agreement, the Company will be branded as the official "Travel Club" Partner of the SCLC, and will be entitled to several benefits to represent the close partnership relationship between SCLC and Privileged.  Additionally, pursuant to the SCLC Agreement, the Company will participate in previously scheduled events such as the 50th Anniversary of March on Washington, the 57th SCLC Conference, and the Kingonomics Entrepreneurship Conference.

As of the date of this Report, the Company was working to prepare a definitive version of the SCLC Agreement.

Item 6.                 Exhibits

Exhibit	Description

10.1
License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 28, 2012)

10.2	Consulting Agreement – Legacy Opportunity Fund (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.3	Consulting Agreement – Adam Himmelman (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.4	Consulting Agreement – Alexander Lykiardopoulos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.5	Consulting Agreement – Charles Wagner (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.6	Consulting Agreement – David Sao Marcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.7	Consulting Agreement – Michelle Lu (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.8	Travel Services Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.9	Prospective Member List Purchase Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.10	Credit Card Processing Agreement (Previously filed, and subsequently canceled)

10.11	Merchant Credit Card Agreement (previously filed as an exhibit to a Registration Statement on Form S-1/A, filed with the Commission on November 8, 2012)

10.12	Project Design and Administration Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed on December 7, 2012)

31	Certification of Principal Executive Officer, Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Chief Financial Officer).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013
Privileged World Travel Club, Inc.

By: /s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)