Form 10-Q
period 2013-06-30
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2013-08-12
CIK 1550536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐               No  ☒

On August 8, 2013, 26,036,525 shares of the registrant's common stock were outstanding.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$509,249	$100
Prepaid consulting	572,917	-

Total current assets	1,082,166	100

INTANGIBLE ASSET	26,095	29,165

TOTAL ASSETS	$1,108,261	$29,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$213,931	$124,268
Due to related party	60,249	70,098

TOTAL CURRENT LIABILITIES	$274,180	$194,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 authorized shares, none shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000 authorized shares, 21,536,525 and 18,451,125 shares issued and outstanding	2,154	1,845
Additional paid-in capital	1,238,468	48,777
Deficit accumulated during development stage	$(406,541)	$(215,723)
Total stockholders' deficit	834,081	(165,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,108,261	$29,265

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
(unaudited)

				Cumulative
	Three	From May 18, 2012	Six	From May 18, 2012
	Months Ended	(Date of Inception)	Months Ended	(Date of Inception)
	June 30, 2013	To June 30, 2012	June 30, 2013	To June 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	133,822	-	190,818	405,541
Organization and related	-	2,000	-	2,000
Total Operating expenses	133,822	2,000	190,818	407,541

Loss from operations	(133,822)	(2,000)	(190,818)	(407,541)

Other income	-	-	-	1,000

Net Loss	$(133,822)	$(2,000)	$(190,818)	$(406,541)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding	$19,322,644	$10,000,000	$18,936,253	$16,560,642

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO JUNE 30, 2013

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Captial	Stage	Deficit
Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000		-	1,000
Cancelation of shares	(1,875,000)	(188)	188		-
Shares issued for services in July 2012	4,730,625	473	18,449		18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940		5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.			(5,564,800)		(5,564,800)
Net loss	-	-	-	(215,723)	(215,723)

Balance, December 31, 2012	18,451,125	1,845	48,777	(215,723)	(165,101)

Shares issued for cash in March 2013	500,000	50	499,950	-	500,000
Shares issued for cash in June 2013	1,960,400	196	64,804		65,000
Shares issued for consulting services in June 2013	625,000	63	624,937		625,000
Net loss	-	-	-	(190,818)	(190,818)

Balance, June 30, 2013 (unaudited)	21,536,525	$2,154	$1,238,468	$(406,541)	$834,081

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

			Cumulative
	Six	From May 18, 2012	From May 18, 2012
	Months Ended	(Date of Inception)	(Date of Inception)
	June 30, 2013	To June 30, 2012	To June 30, 2013

Cash flows from operating activities:
Net loss	$(190,818)	$(2,000)	$(406,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	52,083	-	72,005
Amortization	3,070	-	4,605
Change in working capital components			-
Due to related party	(9,849)	-	60,249
Accounts payable	89,663	1,000	213,931

Net cash used in operating activities	(55,851)	(1,000)	(55,751)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Advances from officer, net	-	1,000	-
Proceeds from the sale of common stock	565,000	-	565,000

Net cash provided by financing activities	565,000	1,000	565,000

Net increase in cash and cash equivalents	509,149	-	509,249
Cash and cash equivalents at beginning of period	100	-	-

Cash and cash equivalents at end of period	$509,249	$-	$509,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for exchange of debt of related party	$-	$-	$5,595,500

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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

The unaudited consolidated financial statements were prepared by Privileged World Travel Club, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  The results for the period ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2013.

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of June 30, 2013 and December 31, 2012, the Company performed the required impairment review and no impairment adjustment was required.

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
June 30, 2013
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
June 30, 2013
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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Intangible asset at June 30, 2013, and December 31, 2012, consisted of the following:

	June 30	December 31,
	2013	2012

Customer list	$30,700	$30,700
	30,700	30,700
Less: Accumulated amortization	(4,605)	(1,535)
Intangible asset, net	$26,095	$29,165

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

In June 2013, the Company entered into stock purchase agreements with existing stockholders, pursuant to which the Company issued an aggregate of 1,960,400 shares of its common stock for consideration totaling $65,000.  The purchasers were accredited investors.

In June 2013, the Company entered into a consulting agreement with Mr. SaoMarcos, pursuant to which he will provide services including corporate development, financial strategy and development, and use of capital, in addition to other services.  In exchange for his agreement to provide these services, Mr. SaoMarcos received 625,000 additional shares of the Company’s common stock.  The shares were valued at $1.00 per share which was the most recent trading price for the Company’s common stock.  The terms of the agreement are for one year and the value of the shares issued are being amortized to expense over the term of the agreement.  The unamortized balance is shown as prepaid consulting in the accompanying balance sheet.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Common Stock Purchase Agreement

On October 5, 2012, the Company entered into an agreement to sell and issue 5,000,000 shares of its restricted common stock in exchange for a purchase price of Five Million Dollars ($5,000,000).

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  On January 18, 2013, the Company’s registration statement on Form S-1 was declared effective. The purchaser is committed to purchasing the shares and as of June 30, 2013, the purchaser had paid $500,000 toward the purchase of these shares.   The Company has issued 500,000 shares in connection with the initial payment, and recognizes its obligation to issue the remaining 4,500,000 shares upon payment of the proceeds.

Note 7 –Agreements

China International Group Travel

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

The term of the Travel Agreement runs from October 8, 2012, through December 31, 2015, and may be renewed for additional one-year terms on the written agreement of the Company and CITG.

SCLC Partnership Agreement

On May 13, 2013, the Company announced that it had entered into an exclusive partnership agreement (the “SCLC Preliminary Agreement”) with the Southern Christian Leadership Conference, a nonprofit African-American civil rights organization.

Pursuant to the SCLC Preliminary Agreement, the Company will be branded as the official "Travel Club" Partner of the SCLC, and will be entitled to several benefits to represent the close partnership relationship between SCLC and Privileged.

As of the date of this Quarterly Report, the Company was working to prepare a definitive version of the SCLC Preliminary Agreement.

Travel Marvelz Letter of Intent

On May 23, 2013, the Company announced that it had signed a non-binding Letter of Intent (“LOI”) to acquire controlling interest in Travel Marvelz (“Marvelz”) of San Diego, California.  Pursuant to the LOI, the Company plans to purchase a 60% ownership interest in the outstanding equity of Marvelz. The Company’s management believes that Marvelz is well-suited to help the Company establish a well-organized and efficient fulfillment center that can supply all of the Company’s members and clients with the required travel support necessary to successfully attend to their needs.

Additionally, management believes that the Company will benefit from Marvelz’s proprietary technology and advanced state-of-the-art travel solutions, such as its Internet Booking Engine, that provides access to the Airlines Global Distribution System inventory and that of low cost carriers, as well as Direct-Connect airline content.  Other technology includes Lower Fare Finder, Credit Card fraud protection program, Sabre Car Rental Engine, and FareGenius, among other products.

Pursuant to the non-binding LOI, the Company and Marvelz anticipate that the management and staff of Marvelz will remain in their current positions with Marvelz, and have the same or similar responsibilities.  Additionally, management of the Company and Marvelz anticipate that the Management of Travel Marvelz will hire additional personnel as needed to meet increased projected demand in both the California and Utah offices of Marvelz.

As of the date of this Quarterly Report, the Company was working to prepare definitive agreements for the transaction with Marvelz.

Regency Travel Letter of Intent

On June 3, 2012, the Company announced that it signed a non-binding Letter of Intent to acquire controlling interest in Regency Travel (“Regency”) of San Diego, California.  Pursuant to the LOI, the Company plans to purchase 60% of the common stock of Regency. Regency specializes in arranging travel plans and vacations, and has been in business since 1979. Regency is known throughout the industry for its reliability and personal service provided by its staff to all its clients.

Regency works regularly with custom groups of all sizes, and is well known in the industry as an elite group-organizing travel company with superior service and well planned vacations of tours, and cruises. Regency is well suited to help Privileged provide its members all facets of travel vacations worldwide.  Regency is a fully accredited member of the following organizations: American Society of Travel Agents (ASTA), Cruise Line International Association (CLIA), Airline Reporting Corporation (ARC), and International Air Transport Association (IATA).

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Pursuant to the non-binding LOI, the Company and Regency anticipate agreed that the management and staff of Regency will remain in their current positions with Regency, and have the same or similar responsibilities.

As of the date of this Quarterly Report, the Company was working to prepare definitive agreements for the transaction with Regency.

Note 8 – Commitment and Contingency

There is no commitment or contingency to disclose during the quarter ended June 30, 2013.

Note 9 – Subsequent Events

Management has evaluated subsequent events up to and including August 8, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

Pursuant to a License Agreement with Triton Distribution Systems, Inc. (“Triton”), we obtained from Triton a non-exclusive right and license to use Triton’s ReservationExpert Software (the “Software”), for the purpose of providing services to our Members. Through our use of the License, once our websites are operational, our Members will be able to make travel reservations, book airline seats, issue airline tickets, purchase tour and entertainment tickets and amusement park admissions, as well as book hotels, cars, cruises and other holiday destination packages worldwide from the Privileged website.  We believe that with our automated, web-based technology and low-fee structure, we will be positioned to capture market share in large addressable markets. We will aggregate inventory from major airline carriers, small- to mid-sized airlines, local specialty airlines, intra-regional airlines, island-based carriers and airlines that do not have access to any significant markets; U.S. domestic specialty airlines and international carriers affiliated with the International Air Transportation Association; and air consolidators that purchase bulk seats on major carriers and resell air travel at reduced pricing. Also, we will work directly with property management vendors and suppliers, including all types of hotel chains, independent hotels, resorts, vacation lodgings and bed & breakfasts; car rental agencies; tour operators including bus tours, expeditions, walking tours, adventure packages; all destination-based tour offerings; major cruise lines providing global sailing trips, regional cruise companies providing scenic or specialty cruises within a region, and special custom cruises such as sailing trips or river cruises; and local service providers such as limousines, shuttles, ferries and other local modes of transportation typically needed by travelers.

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

As we are just commencing our planned operations, we plan to fund our operations from loans from Triton and our chairman, and we plan to raise equity capital by offering shares of our common stock to investors.  On October 5, 2012, we entered into a stock purchase agreement with an investor who agreed to purchase 5,000,000 shares of our restricted common stock for an aggregate purchase price of $5,000,000, to be paid within 10 days of the effectiveness of the Company’s Registration Statement’s being declared effective.  As of the date of this Report, $500,000 of the purchase price has been paid.  For the next twelve months, we anticipate we will need approximately $1,500,000 to cover our operating expenses plus an additional $2,200,000 for our license fee and royalty payment due to Triton at the end of the next twelve month period.  Our operational milestones over the next 12 months include the following: we anticipate that our domestic website will be operational by the end of calendar 2012, which will permit us to begin accepting applications for Membership; during the second or third quarter of 2013, we anticipate that the domestic travel website and the two Chinese travel websites will become operational, which will permit us to begin booking travel both domestically and internationally.  We anticipate that we will begin generating revenues during the second or third quarters of 2013.  The costs of these milestones are included in the table below.

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

As of the date of this Report, we continued to develop our business, our websites, and to implement our business and operating strategy, and our websites were not yet operational for purchase of Memberships or travel.  For our website to be operational to the point that a potential Member may purchase a Membership, additional development work will need to be undertaken, and we will need to engage one or more merchant banks to assist us with credit card processing.  In furtherance of these efforts, we have entered into a merchant credit card agreement with Pay By Web, Inc. (a registered ISO/MSP of Wells Fargo Bank, N.A.), to enable Members and travelers to use different credit cards, such as VISA, MasterCard, Carte Blanche, Discover, and others to purchase Memberships and pay for travel and related services once the Company’s websites are fully operational. (We had entered into a previous agreement with World Financial National Bank, which agreement was subsequently terminated.) We may enter into further merchant account agreements as necessary.  Management anticipates that the integration of the services provided by these accounts will be ready during the third or fourth quarter of 2013, although there can be no guarantee.

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

In September 2012, we issued shares of common stock to certain of Triton’s creditors in exchange for their right to receive payment under promissory note obligations (the “Notes”) owed by Triton.   (The Notes bore interest at rates ranging from 10% to 18%, were originally issued between February 2008 and January 2009, had terms ranging from two weeks to 14 months, were due between January 2008 and December 2009, and were all in default at the time of the issuance of the shares in exchange for the Notes.)  The aggregate amount of shares of common stock issued to former Triton creditors was 5,595,500, and the amount of Notes given to us in exchange for the shares was $5,595,500.  As discussed in Note 4 to the financial statements included elsewhere in this Report, on October 10, 2012, we entered into a Prospective Member List Purchase Agreement (the “List Purchase Agreement”) that memorialized a prior verbal agreement with Triton, pursuant to which Triton sold a list of potential members to us, and we agreed to the cancellation and return to Triton of $5,595,500 in promissory Notes which we had acquired from prior holders of the Notes.  The Notes had previously been issued by Triton to certain individuals and investors in Triton, who had exchanged their Notes, either directly with us for the issuance of shares of our common stock, or with the UCST Trust, which had exchanged the Notes with us for the issuance of shares of our restricted common stock.  The fair value of the potential member list is $30,700, which is the price paid by Triton to acquire the member lists.  As we and Triton are considered related parties, we have followed the guidance in ASC 470-50-40 and have recorded the loss on extinguishment as a capital transaction.  A loss in the amount of $5,564,800 has been recorded as a reduction in additional paid in capital.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which was issued to provide a consistent definition of fair value (“FV”) and ensure that the FV measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain FV measurement principles and enhances the disclosure requirements particularly for Level 3 FV measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not have a significant impact our financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income”.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, and entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, the Company entered into stock purchase agreements with three of its existing stockholders (including one married couple), pursuant to which the Company issued an aggregate of 1,960,400 shares of its common stock for consideration totaling $65,000.  The Company had an existing relationship with the purchasers, and they were accredited investors.

Additionally, in June 2013, the Company entered into a consulting agreement with David SaoMarcos, pursuant to which he will provide services including corporate development, financial strategy and development, and use of capital, in addition to other services.  In exchange for his agreement to provide these services, Mr. SaoMarcos received 625,000 additional shares of the Company’s common stock.  The shares were valued at $1.00 per shares which wasis the most recent trading price for the Company’s common stock.

The offer and sale of these securities was made without registration under the Securities Act in reliance upon exemptions from registration, including, without limitation, the exemption provided under Section 4(2) of the Securities Act for private and limited offers and sales of securities made solely to accredited investors.

We did not have any repurchases of our common stock from January 1, 2013, through June 30, 2013.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit	Description

10.1
License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 28, 2012)

10.2	Consulting Agreement – Legacy Opportunity Fund (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.3	Consulting Agreement – Adam Himmelman (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.4	Consulting Agreement – Alexander Lykiardopoulos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.5	Consulting Agreement – Charles Wagner (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.6	Consulting Agreement – David Sao Marcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.7	Consulting Agreement – Michelle Lu (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.8	Travel Services Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.9	Prospective Member List Purchase Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.10	Credit Card Processing Agreement (Previously filed, and subsequently canceled)

10.11	Merchant Credit Card Agreement (previously filed as an exhibit to a Registration Statement on Form S-1/A, filed with the Commission on November 8, 2012)

10.12	Project Design and Administration Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed on December 7, 2012)

10.13	Consulting Agreement – David SaoMarcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on July 23, 2013)

10.14	Second Amendment to Software Supply and License Agreement (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on July 23, 2013)

31	Certification of Principal Executive Officer, Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Chief Financial Officer).

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**           To be filed by amendment per Rule 201 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2013
Privileged World Travel Club, Inc.

By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer, Chief Financial
Officer (Principal Executive Officer and
Principal Financial Officer)