Form 10-Q
period 2013-09-30
PRIVILEGED WORLD TRAVEL CLUB, INC.
filed 2013-11-19
CIK 1550536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Yes      ☐         No   ☒

On November 8, 2013, 26,036,525 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$484,129	$100
Prepaid consulting	416,667	-

Total current assets	900,796	100

INTANGIBLE ASSET	24,560	29,165

TOTAL ASSETS	$925,356	$29,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$259,949	$124,268
Due to related party	45,177	70,098

TOTAL CURRENT LIABILITIES	$305,126	$194,366

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.0001 par value, 5,000,000 authorized shares, none shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000 authorized shares, 21,536,525 and 18,451,125 shares issued and outstanding	2,154	1,845
Additional paid-in capital	1,238,468	48,777
Deficit accumulated during development stage	$(620,392)	$(215,723)
Total stockholders' deficit	620,230	(165,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$925,356	$29,265

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)

					Cumulative
	Three Months	Three Months	From May 18, 2012	Nine Months	From May 18, 2012
	Ended	Ended	(Date of Inception)	Ended	(Date of Inception)
	September 30, 2012	September 30, 2013	To September 30, 2012	September 30, 2013	To September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	128,730	213,851	128,730	404,669	619,392
Organization and related	-	-	2,000	-	2,000
Total Operating expenses	128,730	213,851	130,730	404,669	621,392

Loss from operations	(128,730)	(213,851)	(130,730)	(404,669)	(621,392)

Other income	1,000	-	1,000	-	1,000

Net Loss	$(127,730)	$(213,851)	$(129,730)	$(404,669)	$(620,392)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding	$13,062,788	$19,322,644	$12,087,233	$18,936,253	$16,560,642

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MAY 18, 2012 (DATE OF INCEPTION) TO SEPTEMBER 30, 2013

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Captial	Stage	Deficit
Balance, May 18, 2012 (Date of Inception)	-	$-	$-	$-	$-

Shares issued for services in May 2012	10,000,000	1,000		-	1,000
Cancelation of shares	(1,875,000)	(188)	188		-
Shares issued for services in July 2012	4,730,625	473	18,449		18,922
Shares issued for exchange of debt of related party in September 2012	5,595,500	560	5,594,940		5,595,500
Loss on extinguishment transaction with Trition Distribution Systems, Inc.			(5,564,800)		(5,564,800)
Net loss	-	-	-	(215,723)	(215,723)

Balance, December 31, 2012	18,451,125	1,845	48,777	(215,723)	(165,101)

Shares issued for cash in March 2013	500,000	50	499,950	-	500,000
Shares issued for cash in June 2013	1,960,400	196	64,804		65,000
Shares issued for consulting services in June 2013	625,000	63	624,937		625,000
Net loss	-	-	-	(404,669)	(404,669)

Balance, September 30, 2013 (unaudited)	21,536,525	$2,154	$1,238,468	$(620,392)	$620,230

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
(formerly known as APEX 4 Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)
			Cumulative
	From May 18, 2012	Nine Months	From May 18, 2012
	(Date of Inception)	Ended	(Date of Inception)
	To September 30, 2012	September 30, 2013	To September 30, 2013

Cash flows from operating activities:
Net loss	$(129,730)	$(404,669)	$(620,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	19,922	208,333	228,255
Amortization	-	4,605	6,140
Change in working capital components			-
Due to related party	60,995	(24,921)	45,177
Accounts payable	48,813	135,681	259,949

Net cash used in operating activities	-	(80,971)	(80,871)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Advances from officer, net	-	-	-
Proceeds from the sale of common stock	-	565,000	565,000

Net cash provided by financing activities	-	565,000	565,000

Net increase in cash and cash equivalents	-	484,029	484,129
Cash and cash equivalents at beginning of period	-	100	-

Cash and cash equivalents at end of period	$-	$484,129	$484,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for exchange of debt of related party	$-	$-	$5,595,500

The accompanying notes are an integral part of these financial statements.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Note 1 - Organization and Description of Business

Privileged World Travel Club, Inc., formerly APEX 4 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on May 18, 2012.

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

The unaudited consolidated financial statements were prepared by Privileged World Travel Club, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  The results for the period ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Development Stage Company

As of the date of this Report, the Company had not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”) No. 740 (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2013.

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  As of September 30, 2013, and December 31, 2012, the Company performed the required impairment review and no impairment adjustment was required.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income”.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAPP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, and entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

Note 4 – Related Party Transactions

The initial officer and director of the Company performed services for the Company during the quarter ended June 30, 2012, the value of which was $1,000, in exchange for 10,000,000 shares of common stock. That officer and director of the Company loaned $1,000 to the Company during the quarter ended June 30, 2012.  This loan was subsequently forgiven by the officer and director.

On August 21, 2012, the Company entered into a license agreement with Triton Distribution Services, Inc. (“Triton”). Pursuant to the agreement, the Company obtained a non-exclusive right and license to use Triton’s Reservation Expert, for the purpose of providing services to the Company’s Members.  The Company agreed to pay to Triton a license fee of $150,000, not later than fifteen (15) days following the execution of the Triton Agreement, subsequently extended to January 31, 2013, as a one-time license fee for the software. The Company also agreed to pay to Triton an annual royalty payment $2,000,000, payable annually on the anniversaries of the effective date of the agreement.

Subsequently, effective June 30, 2013, Triton agreed to defer payment of the License Fee until July 31, 2013, in exchange for increasing the fee to $200,000.  The Company also agreed to pay to Triton an annual royalty payment (the “Royalty Fee”) of Two Million Dollars ($2,000,000), payable annually beginning on the earlier of (a) the date on which the Company has a gross profit from operations of at least Five Million Dollars ($5,000,000), or (b) the date on which the Company has received equity investments of at least Five Million Dollars ($5,000,000).  Additionally, the Company may prepay all or any portion of the annual Royalty Fee in its discretion.

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Also see Note 5 and Note 9 below for additional related party transactions.

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

Intangible assets at September 30, 2013, and December 31, 2012, consisted of the following:

	September 30	December 31,
	2013	2012

Customer list	$30,700	$30,700
	30,700	30,700
Less: Accumulated amortization	(6,140)	(1,535)
Intangible asset, net	$24,560	$29,165

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

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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

Pursuant to the agreement, the purchase price, minus any prior advances to the Company, will be paid to the Company within ten (10) days of the date of effectiveness of the Company’s Registration Statement on Form S-1.  On January 18, 2013, the Company’s registration statement on Form S-1 was declared effective.  The purchaser is committed to purchasing the shares and as of September 30, 2013, the purchaser had paid $500,000 toward the purchase of these shares.   The Company has issued 500,000 shares in connection with the initial payment, and recognizes its obligation to issue the remaining 4,500,000 shares upon payment of the proceeds.

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
September 30, 2013
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

As of the date of this Quarterly Report, the Company was continuing to negotiate with the owner of Marvelz with respect to the potential acquisition transaction.

Regency Travel Letter of Intent

On June 3, 2012, the Company announced that it signed a non-binding Letter of Intent to acquire controlling interest in Regency Travel (“Regency”) of San Diego, California.  Pursuant to the LOI, the Company plans to purchase 60% of the common stock of Regency.

PRIVILEGED WORLD TRAVEL CLUB, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Subsequently, on August 30, 2013, Regency exercised its right to terminate the LOI.

Note 8 – Commitment and Contingency

There is no commitment or contingency to disclose during the quarter ended September 30, 2013.

Note 9 – Subsequent Events

Management has evaluated subsequent events up to and including November __ 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events except for the following:

Investor Relations Agreements; Related Party Transaction

On October 12, 2013, the Company entered into an Investor/Public Relations Agreement (the “IR Agreement”) with THESTOCKBROKER.COM, Inc. (“TSB”).  Pursuant to the IR Agreement, the Company engaged TSB to provide investor and public relations services to the Company, and to assist the Company in disseminating information, including press releases and other information, about the Company to the public market, with the intention of making its name and businesses better known to its shareholders, investors, brokerage houses, potential investors or shareholders, and various media.  PVCL also engaged TSB to assist with potential capital raising transactions.

Asconsideration for TSB’s providing these services, the Company agreed to pay a cash fee of $5,000.  Additionally, the UCST Business Trust (“UCST”), a shareholder of the Company which has also provided consulting services to the Company and assisted the Company with negotiations with noteholders of Triton Distribution Systems, Inc., transferred 25,000 shared of the Company’s common stock owned by UCST to TBS, as payment of the remaining fee.

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

Commissions

With respect to commissions, it is customary in the travel industry for the travel vendors to pay a commission to travel sellers that are selling their products to the consumers without a written contract. These commissions range in percentage, although management believes that 10% is fairly standard in the travel industry.  As we begin to generate travel purchases through our Members, and as we work with various travel sellers, we anticipate that we will receive these standard commissions.

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

herefore at the present time, we do not anticipate that we will need any formal agreements or contracts with the travel suppliers. If the Company starts producing extensive bookings, then we may be able to put in place contracts with the different travel suppliers for higher commissions and remunerations.

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

As we are just commencing our planned operations, we plan to fund our operations from loans from Triton and our chairman, and we plan to raise equity capital by offering shares of our common stock to investors.  On October 5, 2012, we entered into a stock purchase agreement with an investor who agreed to purchase 5,000,000 shares of our restricted common stock for an aggregate purchase price of $5,000,000, to be paid within 10 days of the effectiveness of the Company’s Registration Statement’s being declared effective.  As of the date of this Report, $500,000 of the purchase price has been paid.  For the next twelve months, we anticipate we will need approximately $1,500,000 to cover our operating expenses plus an additional $2,200,000 for our license fee and royalty payment due to Triton at the end of the next twelve month period.  Our operational milestones over the next 12 months include the following: we anticipate that our domestic website will be operational by the end of calendar 2013, which will permit us to begin accepting applications for Membership; during the fourth quarter of 2013 or first quarter of 2014, we anticipate that the domestic travel website and the two Chinese travel websites will become operational, which will permit us to begin booking travel both domestically and internationally.  We anticipate that we will begin generating revenues during the fourth quarter of 2013 or first quarter of 2014.  The costs of these milestones are included in the table below.

The detail of our operation expenses over the next twelve months is as follows:

Salaries and benefits	$500,000
Marketing	400,000
General overhead	200,000
Website development and maintenance	100,000
Professional fees	150,000
Royalty and license payments to Triton	2,200,000
$3,550,000

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

Recent Developments

Investor Relation Agreement; Related Party Transaction

On October 12, 2013, the Company entered into an Investor/Public Relations Agreement (the “IR Agreement”) with THESTOCKBROKER.COM, Inc. (“TSB”).  Pursuant to the IR Agreement, the Company engaged TSB to provide investor and public relations services to the Company, and to assist the Company in disseminating information, including press releases and other information, about the Company to the public market, with the intention of making its name and businesses better known to its shareholders, investors, brokerage houses, potential investors or shareholders, and various media.  PVCL also engaged TSB to assist with potential capital raising transactions.

As consideration for TSB’s providing these services, the Company agreed to pay a cash fee of $5,000.  Additionally, the UCST Business Trust (“UCST”), a shareholder of the Company which has also provided consulting services to the Company and assisted the Company with negotiations with noteholders of Triton Distribution Systems, Inc., transferred 25,000 shared of the Company’s common stock owned by UCST to TBS, as payment of the remaining fee.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None

We did not have any repurchases of our common stock from January 1, 2013, through September 30, 2013.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit	Description

10.1
License Agreement between Privileged World Travel Club, Inc., and Triton Distribution Systems, Inc. (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 28, 2012)

10.2	Consulting Agreement – Legacy Opportunity Fund (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.3	Consulting Agreement – Adam Himmelman (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.4	Consulting Agreement – Alexander Lykiardopoulos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.5	Consulting Agreement – Charles Wagner (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.6	Consulting Agreement – David Sao Marcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.7	Consulting Agreement – Michelle Lu (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on September 6, 2012)

10.8	Travel Services Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.9	Prospective Member List Purchase Agreement (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on October 11, 2012)

10.10	Credit Card Processing Agreement (Previously filed, and subsequently canceled)

10.11	Merchant Credit Card Agreement (previously filed as an exhibit to a Registration Statement on Form S-1/A, filed with the Commission on November 8, 2012)

10.12	Project Design and Administration Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed on December 7, 2012)

10.13	Consulting Agreement – David SaoMarcos (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on July 23, 2013)

10.14	Second Amendment to Software Supply and License Agreement (previously filed as an exhibit to a Registration Statement on Form S-1, filed with the Commission on July 23, 2013)

31	Certification of Principal Executive Officer, Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer, Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November __, 2013
Privileged World Travel Club, Inc.

By:	/s/ Gregory Lykiardopoulos
Gregory Lykiardopoulos
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)